Form 10KSB
period 1998-06-30
AF BANKSHARES INC
filed 1998-09-29
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

                          Commission File No.: 0-24479

                               AF BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

    Federally Chartered                                        56-0125319
  State of Incorporation                                  IRS Employer Number

                           206 South Jefferson Avenue
                                   P.O. Box 26
                      West Jefferson, North Carolina 28694
                    (Address of Principal Executive Offices)

Issuer's telephone, including area code:  (336) 246-4344

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                 Title of Class

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein or any amendment to this Form 10-KSB.

     The  revenues  for the  issuer's  fiscal  year  ended  June  30,  1998  are
$8,347,654

     The issuer had 1,053,678 shares of common stock outstanding as of September 2, 1998. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on September 2, 1998 ($19.00) was $8,416,430.

     Transitional Small Business Disclosure Format.    Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Annual Report to Stockholders for the year ended June 30, 1998 are incorporated by reference into Part I and II of this Form 10-KSB.

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS


PART I
 ITEM 1.  DESCRIPTION OF BUSINESS..............................................1
 ITEM 2.  PROPERTIES..........................................................30
 ITEM 3.  LEGAL PROCEEDINGS...................................................31
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................31


PART II
 ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............31
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................31
 ITEM 7.  FINANCIAL STATEMENTS................................................31
 ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................32


PART III
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........32
 ITEM 10. EXECUTIVE COMPENSATION..............................................32
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......32
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................32
 ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.............................32


SIGNATURES....................................................................34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank "), a federally chartered stock savings bank which conducts business from its main office located in West Jefferson, North Carolina, branches in Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank and one branch in Alleghany County, North Carolina operating under the trade name Alleghany First Bank. The Bank was founded in 1939 as a building and loan association. In the early 1980s, the Bank converted from a North Carolina chartered building and loan to a federally chartered mutual savings and loan association, and in August of 1995 converted to a federally chartered mutual savings bank. During fiscal year 1997, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank which is majority owned by AsheCo, M.H.C., a mutual holding company. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company. See "Management's Discussion and Analysis -- The Reorganization." The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At June 30, 1998, the Bank had total assets of $99.6 million, total deposits of $82.5 million and equity of $11.5 million.

     The historical operations of the Company has been that of a portfolio mortgage lender, providing fixed rate loans for the residents of Ashe County, North Carolina. While the Company plans to maintain its focus on traditional mortgage  lending,  management  has  recently  expanded  the market  area of the
Company to include Alleghany County and has diversified its product lines by engaging in non-mortgage lending and offering non-traditional financial services, such as insurance and brokerage products. More specifically, since 1996, the Company has made a major commitment to small business commercial lending and consumer lending as a means to increase the yield on its loan portfolio and attract lower cost deposit accounts. As a result of this commitment, commercial loans have increased by 131.8% and consumer loans have increased by 66.9% since June 30, 1996. In addition, since July 1997, the Company has offered traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Bank. In August of 1998, the Company also began offering various uninsured investment products, including fixed-rate and variable annuities and mutual funds through a relationship with a third-party broker-dealer. The Company plans to offer such investment products through its own broker-dealer subsidiary beginning in the third quarter of fiscal 1998. The Company believes that its strategy of expanding its market area and diversifying its product lines will enhance its franchise value and strengthen earnings in the future.

     The Company's operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions and the interest-bearing savings deposits and with other borrowings. The primary interest-earning asset of the Company is its mortgage loan portfolio representing almost 83.8% of total loans, with approximately one-half of portfolio mortgage loans at fixed rates at June 30, 1998. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of increasing rates to the Bank's earnings and to the net market value of its assets and liabilities. Additionally, the Company receives fee income primarily from loan origination fees, late loan payment fees, commissions from the sale of credit life, accident and health insurance, insurance commissions generated from the insurance agency subsidiary and in payment for other services provided to the customer by the Company. The major non-interest costs to the Company include compensation and benefits, FDIC insurance, including a one-time special assessment during 1997, and data processing costs. Other external factors that affect the operating results of the Company include changes in government and accounting regulations, costs of implementing information technology, and changes in the competition's emphasis within the Company's market.

     As of June 30, 1998, $63.4 million, or 83.8% of the Bank's total loan portfolio consisted of real estate loans. Total loans at June 30, 1998 were $75.7 million of which $55.5 million or 73.3% were secured by one-to-four family residences. The Bank also invests in consumer loans and commercial loans. Total mortgage loans, including construction loans, totaled $63.4 million as of June 30, 1998. Of that amount, 46.8% were adjustable rate loans.

     As of June 30, 1998, the Bank's consumer loans and commercial loan portfolios were $12.3 million, or 16.2% of total loans. Commercial loans totaled $4.0 million, or 5.2% of the Bank's total loan portfolio. The Bank invests a portion of its assets in equity securities issued by the FHLB and the Federal Home Loan Mortgage Corporation (the "FHLMC") and began investing in mortgage-backed securities during fiscal 1996. Mortgage-backed securities totaled $2.2 million or 2.2% of total assets at June 30, 1998, and FHLB, Federal Farm Credit Bank and FHLMC securities investments totaled $6.0 million, or 6.0%, of total assets at June 30, 1998.

REORGANIZATION

     On October 4, 1996, the Bank reorganized into the mutual holding company form of organization. Members of the mutual holding company consist of depositors of the Bank, who have the sole authority to elect the board of directors of the mutual holding company for as long as it remains in mutual form. Initially, the mutual holding company's principal assets are the shares of the Bank's common stock received in the reorganization and on its initial capitalization of $100,000 in cash. The mutual holding company, which by law must own in excess of 50% of the stock of the Bank, was issued stock in the Reorganization resulting in a majority ownership interest of 53.8% of the Bank. The remaining shares of common stock of the Bank were sold to the depositors and borrowers of the Bank. By virtue of its ownership of a majority of the outstanding shares of the Bank, the mutual holding company can generally control the outcome of most matters presented to the stockholders of the Bank for resolution by vote except for certain matters related to stock compensation plans, a vote regarding conversion of the mutual holding company to stock form, or others matters which require a vote only by the minority stockholders. The mutual holding company has registered as a savings and loan holding company and its subject to regulation, examination, and supervision by the Office of Thrift Supervision (OTS).

     On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company, pursuant to the agreement and plan of reorganization approved by the Bank's shareholders on December 8, 1997. Under the reorganization, the Bank became the wholly-owned subsidiary of AF Bankshares, Inc., a newly formed stock holding company (the "Company") and holders of the Bank's common stock became holders of the Company's common stock, on an equal share for shares exchange.

MARKET AREA AND COMPETITION

     Previously, the Bank's market area for deposit gathering and lending has been concentrated in Ashe County, North Carolina. However, management believes that the Company must expand its market base to build value for the Company and its shareholders. In March 1998, the Company opened a branch of AF Bank in Alleghany County and operates the branch under the trade name Alleghany First Bank. At the same time, an insurance agency branch of AF Insurance Services, Inc., was opened in the same location. The staff of Alleghany First came from the local banking community and is attuned to the needs and habits of Alleghany citizens. The insurance agency personnel direct their attention to the special needs of Alleghany County citizens as well. Management now believes that it is delivering the same personalized customer service to Alleghany County that it has historically delivered to Ashe County.

     The Bank faces substantial competition for both the deposits it accepts and the loans it makes. Management believes that the Bank has the third largest deposit base in Ashe County, with approximately 22% of the market for deposits, and the second largest deposit base in the part of Ashe County which comprises its primary zip code, 28694, with approximately 30% of that market. Located within Ashe County are branches of six other depository institutions, four of which are commercial banks and two of which are credit unions. The Bank competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Bank, like its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Bank, but which have not generally engaged in lending activities in the Bank's market area in the past, and from credit unions that can expand into the Bank's market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "--Regulation."

LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of mortgage loans. The Bank also makes consumer and commercial loans.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board (the "FRB"), and legislative tax policies.

     The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

                                                                          AT JUNE 30,
                                             1998                              1997                           1996
                                   ------------------------          -----------------------          ----------------------
                                                     % OF                             % OF                            % OF
                                     AMOUNT          TOTAL             AMOUNT         TOTAL             AMOUNT        TOTAL
                                   --------       --------           --------      --------           --------     --------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family..........    $ 55,462          76.36%          $ 53,903         76.75%          $ 51,401        82.26%
  Multi-family.................         668           0.92%               742          1.06%               638         1.02%
  Non-residential..............       1,418           1.95%             2,804          3.99%             3,413         5.46%
  Land.........................       2,424           3.34%             1,586          2.26%             1,708         2.73%
  Construction.................       3,477           4.79%             1,562          2.22%               798         1.28%
                                   --------       --------           --------      --------           --------     --------
   Total mortgage loans........    $ 63,449          87.36%            60,597         86.28%            57,958        92.75%
                                   ========       --------           ========      ========           ========     ========


Other loans:
  Commercial...................       3,975           5.48%             4,182          5.95%             1,715         2.75%
  Consumer loans...............       8,282          11.40%             7,705         10.97%             4,962         7.94%
                                   --------       --------           --------      --------           --------     --------
   Total other loans...........      12,257          16.88%            11,887         16.92%             6,677        10.69%
                                   --------       --------           --------      --------           --------     --------
  Gross loans..................      75.706         104.24%            72,484        103.20%            64,635       103.44%
                                   --------       --------           --------      --------           --------     --------

Less:
  Undisbursed loan funds.......       1,598           2.20%               759          1.08%               546         0.88%
  Deferred loan fees...........         316           0.44%               458          0.65%               508         0.81%
  Allowance for loan losses....       1,164           1.60%             1,031          1.47%             1,096         1.75%
                                   --------       --------           --------      --------           --------     --------
                                      3,078           4.24%             2,248          3.20%             2,150         3.44%
                                   --------       --------           --------      --------           --------     --------

   Loans, net..................      72,628         100.00%          $ 70,236        100.00%          $ 62,485       100.00%
                                   ========       ========           ========      ========           ========     ========


Loans serviced for others:
  One- to four-family and
     cooperative apartment.....       8,511         100.00%          $    383        100.00%          $     39       100.00%
                                   --------       --------           --------      --------           --------     --------
      Total loans serviced
          for others...........       8,511         100.00%          $    383        100.00%          $     39       100.00%
                                   ========       ========           ========      ========           ========     ========

     Loan Maturity. The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 1998. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal. Prepayments and scheduled principal amortization on the Bank's loan portfolio, excluding loan portfolio held for sale, totaled $24.8 million for the year ended June 30, 1998, and $18.9 million and $13.5 million for the years ended June 30, 1997 and 1996, respectively.

                                                                                  AT JUNE 30, 1998
                                        ----------------------------------------------------------------------------------------
                                                                MORTGAGE LOANS
                                        ---------------------------------------------------------
                                         ONE- TO
                                          FOUR-   MULTI-       NON-                                COMMERCIAL  CONSUMER   TOTAL
                                         FAMILY   FAMILY    RESIDENTIAL     LAND     CONSTRUCTION     LOANS      LOANS    LOANS
                                        -------- --------- ----------- ------------ ------------- ----------  --------  -------
                                                                              (IN THOUSANDS)
Amount due:
  One year or less                       $ 2,947     $---     $    10    $     3       $ 3,477     $   876    $   372   $ 7,685
                                         -------  -------     -------    -------       -------     -------    -------   -------

After one year:
    One to three years                     2,313       --          38        139            --         632      1,187     4,309
    More than three years to five years    2,017       --          20        498            --         949      5,968     9,452
    More than five years to ten years      8,095      136         247        545            --         397        483     9,903
    More than ten years to                                                                                        272    24,504
      twenty years                        20,926      532       1,016        637            --       1,121
    Over twenty years                     19,164       --          87        602            --          --         --    19,853
                                         -------  -------     -------    -------       -------     -------    -------   -------
  Total due or repricing after one year   52,515      668       1,408      2,421            --       3,099      7,910    58,021
                                         -------  -------     -------    -------       -------     -------    -------   -------
  Total amounts due or repricing, gross  $55,482  $   668     $ 1,418    $ 2,424       $ 3,477     $ 3,975    $ 8,282   $75,706
                                         =======  =======     =======    =======       =======     =======    =======   =======



     The following table sets forth the dollar amounts in each loan category at June 30, 1998 that are due after June 30, 1999, and whether such loans have fixed or adjustable interest rates.

                                                                                 DUE AFTER JUNE 30, 1999
                                                         --------------------------------------------------------------
                                                              FIXED                ADJUSTABLE                  TOTAL
                                                         -------------          ---------------            ------------
                                                                                 (IN THOUSANDS)
Mortgage loans:
  One- to four-family..........................             $30,184                $22,331                  $52,515
  Multi-family.................................                 332                    336                      668
  Non-residential..............................                 751                    657                    1,408
  Land.........................................               1,169                  1,252                    2,421
Commercial loans...............................                 711                  2,388                    3,099
Consumer loans.................................               2,408                  5,502                    7,910
                                                            -------                -------                  -------
                                                            $35,555                $32,466                  $68,021
                                                            =======                =======                  =======

     Origination, Purchase, Sale and Servicing of Loans. The Bank's lending activities are conducted through its branches in Ashe and Alleghany counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. Adjustable-rate mortgage loans carried in portfolio and fixed-rate mortgage loans carry maximum maturities of 30 years and 15 years, respectively. Fixed rate loans originated for sale in the secondary market have maximum maturities of 30 years. Historically, the Bank held for its portfolio all loans it originated. The Bank now sells all qualified fixed-rate loans to Fannie Mae, but retains the servicing rights. The determination to sell loans is based upon management's efforts to reduce interest rate risk. At June 30, 1998, the Bank serviced approximately $8.5 million of loans for Fannie Mae.

     One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank's portfolio have higher interest rates and shorter terms than those loans sold to Fannie Mae. Most are secured by property located in Ashe and Alleghany counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "--Origination, Purchase, Sale and Servicing of Loans."

     The Bank offers three to five year call loans, which are either called or modified based on the Bank's interest rates currently in effect at the call date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the call date and the rate is adjusted to the Bank's current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations throughout this document, such loans are considered to be adjustable.

     In view of its operating strategy, the Bank adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Fannie Mae underwriting guidelines. The Bank's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as Fannie Mae. The Bank sells all qualifying fixed-rate loans to Fannie Mae, while retaining servicing rights. The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank's market area. At June 30, 1998, that Bank's portfolio contained approximately $3.5 million, or 4.6%, of construction loans. The Bank's policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank as well. Thus construction loans typically "roll" into permanent financing. Construction loans are made for a maximum of 12 months, by which time permanent financing must be obtained.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete construction.

     Non-Residential Mortgage Lending. The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank's underwriting procedures provide that non-residential mortgage loans may be made in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank's current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower's expertise, credit history, profitability, cash flow, and the value of the collateral while underwriting these loans. At June 30, 1998, the Bank's non-residential mortgage loan portfolio was $1.4 million, or 2.0% of total loans outstanding. The largest non-residential mortgage loan in the Bank's portfolio at June 30, 1998 was approximately $468,000 and is secured by a commercial property.

     Mortgage loans secured by non-residential properties can be larger and therefore may involve a greater degree of credit risk than one- to four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Because payments on loans secured by non-residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

     Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes, located in the Bank's primary lending area. At June 30, 1998, the Bank's total land loan portfolio was $2.4 million or 3.3% of total loans and its multi-family loan portfolio was $668,000 or 0.9% of total loans.

     The Bank requires appraisals of all mortgage loans. Appraisals are performed by independent appraisers designated by the Bank. The appraisals of such properties are then reviewed by the Bank's management. The independent appraisers used by the Bank are reviewed annually by management and the Board of Directors.

     The Bank originates multi-family residential loans with both fixed and adjustable interest rates which vary as to maturity. Such loans are typically income-producing investment loans. Loan to value ratios on the Bank's multi-family residential loans are generally limited to 80%. As part of the criteria for underwriting these loans, the Bank's general policy is to require principals of corporate borrowers to become co-borrowers or to obtain personal guarantees from the principals of corporate borrowers.

     Multi-family residential lending generally entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand, conditions in the market for multi-family residential properties as well as to regional and economic conditions generally.

     Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 1998, $8.3 million, or 11.4%, of the Bank's total loan portfolio consisted of consumer loans (including home equity credit line loans and second mortgage loans). The primary component of the Bank's consumer loan portfolio was $4.1 million of home equity credit lines. Consumer loans are available at fixed or variable interest rates.

     Consumer loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In many cases, any repossessed collateral resulting from a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation and improper repair and maintenance of the underlying security. The remaining deficiency usually does not warrant further substantial collection efforts against the borrower.

     As of June 30, 1998, the Bank had $6,000 of non-performing consumer loans. Charge-offs for consumer loans totaled $13,000, $69,000, and $31,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

     The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank's Board of Directors. At June 30, 1998, the Bank's savings account loan portfolio totaled $312,000 or 0.43% of the total loans outstanding.

     The Bank offers adjustable rate home equity credit lines tied to the prime interest rate. The home equity portfolio amounted to $4.1 million or 5.75% of the total loan portfolio as of June 30, 1998. The home equity credit line is available on any owner-occupied one-to-four family home, townhouse, or condominium in the Bank's lending area provided the homeowner meets the Bank's lending criteria. A home equity loan is an adjustable rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. Loan amounts currently range from $5,000 to $100,000 (up to 80% of the appraised value of the home less any outstanding senior mortgage/lien.) The current maximum term is 180 months. The Bank may offer home equity loans up to 100% of the value of the collateral to certain customers meeting a higher level of credit criteria.

     Commercial Business Loans. The Bank offers commercial business loans that are generally provided to various types of closely held businesses located in the Bank's primary market area. Commercial business loans generally have terms of three years or less and interest rates which float in accordance with the prime rate although the Bank occasionally originates commercial business loans with fixed rates of interest. The Bank performs a cash flow analysis in underwriting these loans. The Bank's commercial loans generally are secured by equipment, machinery or other corporate assets including real estate and receivables. The Bank requires principals of corporate borrowers to become co-borrowers or obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

     Commercial business lending generally entails significantly greater credit risk than residential real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

     As of June 30, 1998, the Bank had no non-performing commercial business loans. The Bank had no charge-offs with respect to commercial business loans in the years ended June 30, 1998, 1997 or 1996.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank's Chief Executive Officer and lending officers may approve loans in amounts within assigned lending limits, and the Loan Committee, comprised of the full Board of Directors may approve loans up to the Bank's loans-to-one-borrower limit. In addition, the staff loan committee, comprised of the chief executive officer, chief financial officer, chief lending officer, collection officer and compliance officer, meets twice a week to review all loan applications, except for secured consumer loan applications for less than $25,000 that meet all lending policy criteria. The staff loan committee can approve lending relationships up to $750,000. Larger amounts must be approved by the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

     For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information supporting the borrower's ability to repay is required. An appraisal performed by a Bank approved independent appraiser is required for all real property intended to secure the proposed loan. The Board annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate loans of $50,000 or more and hazard insurance on all improved real estate loans. In connection with a borrower's request for a renewal of a mortgage loan, the Bank evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions and the customer's payment history, as well as the value of the underlying collateral property.

ASSET QUALITY

     Non-Performing Loans. Loans are considered non-performing if they are in foreclosure or are 90 or more days delinquent. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 17th day of delinquency. The Bank's policies provide that telephone contact and further written notification will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure.

     It is the Bank's general policy to reserve all accrued interest due on all loans that are 90 days or more past due.

     Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO"). At June 30, 1998, the Bank held $38,000 in REO and non-performing loans, defined as loans that are 90 days or more delinquent, totaled $24,000. The Bank's REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it takes possession of the property. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank's asset classification process, based on Generally Accepted Accounting Principles ("GAAP").

     Non-performing Assets. The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                           AT JUNE 30,
                                                -----------------------------------------------------------------
                                                         1998                   1997                  1996
                                                ----------------------- --------------------- -------------------
                                                                       (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans:
    One- to four-family........................       $   --                  $   --                $   --
    Multi-family...............................           --                      --                    --
    Non-residential............................           --                      --                    --
    Land.......................................           --                      --                    --
    Construction...............................           --                      --                    --
                                                      ------                  ------                ------
        Total mortgage loans...................           --                      --                    --
                                                      ------                  ------                ------
    Commercial.................................           --                      --                    --
    Consumer Loans.............................           --                      --                    --
                                                      ------                  ------                ------
      Total non-accruing loans.................       $   --                  $   --                $   --
                                                      ------                  ------                ------

Loans  delinquent 90 or more days for
  which interest is fully reserved and still
  accruing:
    One- to four-family........................       $   18                  $  119                $  174
    Multi-family...............................           --                      --                    --
    Non-residential............................           --                      --                    --
    Land.......................................           --                      --                    --
    Construction...............................           --                      --                    --
                                                      ------                  ------                ------
       Total mortgage loans....................           18                     119                   174
                                                      ------                  ------                ------
    Commercial.................................           --                      --                    --
    Consumer Loans.............................            6                      12                    --
                                                      ------                  ------                ------
Total loans delinquent 90 or more days for which
    interest has been fully reserved...........           24                     131                   174
                                                      ------                  ------                ------
Total non-performing loans.....................       $   24                  $  131                $  174
                                                      ------                  ======                ======
Total real estate owned........................           38                      --                    --
                                                      ------                  ------                ------
    Total non-performing assets................       $   62                  $  131                $  174
                                                      ======                  ======                ======

Total non-performing loans to loans, gross.....         0.03%                   0.18%                 0.27%
Total non-performing assets to total assets....         0.06%                   0.16%                 0.24%

     Classified Assets. Federal regulations and the Bank's Classification of Assets Policy require the Bank to use an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the Office of Thrift Supervision ("OTS") internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Special Mention," "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     The Bank's management reviews and classifies the Bank's assets monthly and reports the results to the Bank's Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 1998, the Bank had $164,000 of assets classified as Substandard, $6,000 of assets classified as Special Mention, $26,000 of assets classified as Loss and $6,000 of assets classified as Doubtful.

     Allowance for Loan Losses. The ALL is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The ALL is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. At June 30, 1998, the Bank's ALL was $1.2 million, or 1.5% of total loans, as compared to $1.0 million or 1.4%, at June 30, 1997. The Bank had non-performing loans of $24,000 and $131,000 at June 30, 1998 and June 30, 1997, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. Various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

     The following table sets forth activity in the Bank's ALL at or for the dates indicated.

                                                                     AT OR FOR THE YEAR ENDED JUNE 30,
                                                      -----------------------------------------------------------
                                                              1998                 1997                 1996
                                                      ----------------------------------------- -----------------
                                                                          (DOLLARS IN THOUSANDS)
Total loans outstanding at end of period..............     $ 75,706             $ 72,484             $ 64,635
Average total loans outstanding.......................       74,095               69,332               61,677

Balance at beginning of year..........................        1,031                1,096                1,209
                                                           --------             --------             --------
Provision for loan losses.............................          (25)                  20                   57
                                                           --------             --------             --------

Charge-offs:
   One- to four-family residential....................           --                  (20)                (148)
   Multi-family residential...........................           --                   --                   --
   Non-residential and land...........................           --                   --                   --
   Construction.......................................           --                   --                   --
   Commercial.........................................           --                   --                   --
   Consumer loans.....................................          (13)                 (69)                 (31)
                                                           --------             ---------            ---------
     Total charge-offs................................          (13)                 (89)                (179)
                                                           --------             ---------            ---------

Recoveries............................................          171                    4                    9
                                                           --------             --------             --------

Balance at end of year................................     $  1,164             $  1,031             $  1,096
                                                           ========             ========             ========

Allowance for loan losses to total loans
  at end of period....................................         1.54%                1.42%                1.70%
                                                           ========             ========             ========

Allowance for loan losses to total non-performing
   assets at end of period............................      1877.42%              787.02%              629.89%
                                                           ========             ========             ========

Allowance for loan losses to total non-performing
   loans at end of period.............................      4850.00%              787.02%              629.89%
                                                           ========             ========             ========

Ratio of net charge-offs during the period
   To average loans outstanding during period.........         0.02%                0.13%                0.29%
                                                           ========             ========             ========

     The following table sets forth the Bank's ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                             At June 30,
                          -------------------------------------------------------------------------------
                                          1998                                    1997
                          ------------------------------------- ----------------------------------------
                                                    Percent of                               Percent of
                                                     Loans in                                 Loans in
                                        Percent of     Each                     Percent of      Each
                                         Allowance   Category                   Allowance     Category
                            Allowance    to Total    to Total     Allowance     to Total      to Total
                             Amount      Allowance     Loans       Amount       Allowance       Loans
                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family....   $  634        54.47%       73.26%     $  543         52.67%        74.37%
  Multi-family...........        8         0.69%        0.88%          7          0.68%         1.02%
  Non-residential and land      58         4.98%        5.07%         42          4.07%         6.06%
  Construction...........        7         0.60%        4.59%          5          0.48%         2.15%
Other:
  Consumer...............      457        39.26%       10.94%        434         42.10%        10.63%
  Commercial.............       --           --         5.26%         --            --          5.77%
                            ------       ------       ------      ------        ------        ------
  Total..................   $1,164       100.00%      100.00%     $1,031        100.00%       100.00%
                            ======       ======       ======      ======        ======        ======

                                       At June 30,
                          -------------------------------------
                                          1996
                          -------------------------------------
                                                    Percent of
                                                     Loans in
                                       Percent of      Each
                                        Allowance    Category
                            Allowance   to Total     to Total
                             Amount     Allowance      Loans
Mortgage loans:
  One- to four-family....    $  510       46.55%      79.53%
  Multi-family...........         6        0.58%       0.99%
  Non-residential and land       51        4.65%       7.93%
  Construction...........         3        0.22%       1.23%
Other:
  Consumer...............       526       48.00%       7.67%
  Commercial.............        --          --        2.65%
                             ------    --------    --------
  Total..................    $1,096      100.00%     100.00%
                             ======    ========    ========


INVESTMENT ACTIVITIES

     The Bank's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by Fannie Mae, the FHLMC and the Government National Mortgage Association ("GNMA"), certificates of deposit of insured banks and savings institutions, federal funds, and overnight deposits at the FHLB. At June 30, 1998, the Bank held $9.0 million in investment securities.

     The following table sets forth activity in the Bank's investment securities portfolio for the periods indicated:

                                                                            FOR THE YEAR ENDED JUNE 30,
                                                            ---------------------------------------------------
                                                                   1998                1997                1996
                                                            ------------------- ------------------ ------------
                                                                                  (IN THOUSANDS)
Amortized cost at beginning of period......................      $  6,362            $  5,272           $  2,493
Purchases, net.............................................         2,609               1,390              2,744
Principal payments from mortgage backed
     securities............................................          (731)               (316)                --
Gain on sales..............................................           306                  --                 --
Premium and discount amortization, net.....................           (13)                 16                 35
                                                                 --------            --------           --------
Amortized cost at end of period............................         8,533               6,362              5,272
Net unrealized gain(1).....................................           484                 575                288
                                                                 --------            --------           --------
Total securities, net......................................      $  9,017            $  6,937           $  5,560
                                                                 ========            ========           ========

----------
(1) The net unrealized gain at June 30, 1998, 1997 and 1996 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                        AT JUNE 30,
                                    -----------------------------------------------------------------------------------
                                               1998                        1997                        1996
                                    --------------------------- --------------------------- ---------------------------
                                       Amortized                   Amortized                   Amortized
                                         Cost      Fair Value        Cost       Fair Value       Cost       Fair Value
                                    ------------  -----------   ------------   ------------ ------------  -------------
                                                                      (IN THOUSANDS)
Mortgage-backed securities:
  Fannie Mae.......................   $2,174        $2,235        $1,375         $1,440       $  853         $  887
                                      ------        ------        ------         ------       ------         ------
Other debt securities:
  U.S. Treasury and Agency.........    5,530         5,522         4,200          4,177        3,700          3,628
  Other............................      198           198           198            198          198            198
                                      ------        ------        ------         ------       ------         ------
Total debt securities..............    5,728         5,720         4,398          4,375        3,898          3,826
                                      ------        ------        ------         ------       ------         ------
Equity securities(1)...............        7           438            13            546           13            339
Federal Home Loan Bank Stock.......      624           624           576            576          508            508
Net unrealized gain(2).............      484            --           575             --          288             --
                                      ------        ------        ------         ------       ------         ------
Total securities, net..............   $9,017        $9,017        $6,937         $6,937       $5,560         $5,560
                                      ======        ======        ======         ======       ======         ======

----------
(1)  Equity securities consist of FHLMC common stock.

(2) The net unrealized gain at June 30, 1998, 1997 and 1996 relates to available for sale securities in accordance with SFAS No.115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated.

                                                                           At June 30,
                                       ------------------------------------------------------------------------------------
                                                 1998                       1997                          1996
                                       ------------------------- --------------------------- ------------------------------
                                         Amortized                 Amortized                    Amortized
                                           Cost      Fair Value      Cost       Fair Value        Cost         Fair Value
                                       -----------   ----------  -----------   ------------- -------------  ---------------
                                                                       (In thousands)
Held to Maturity
   Other debt securities...............   $  100        $  100      $  100        $  100        $  100          $  100
                                          ------        ------      ------        ------        ------          ------
         Total held to maturity........      100           100         100           100           100             100
                                          ------        ------      ------        ------        ------          ------

Available-for-Sale:
   Mortgage-backed securities..........    2,174         2,235       1,375         1,440           853             887
   Other debt securities:..............    5,430         5,422       4,100         4,077         3,600           3,528
   Equity securities...................        7           438          13           546            13             339
   Net unrealized gain(1)..............      484            --         575            --           288              --
                                          ------        ------      ------        ------        ------          ------
         Total available-for-sale......    8,095         8,095       6,063         6,063         4,754           4,754
                                          ------        ------      ------        ------        ------          ------

Certificates of deposit................      198           198         198           198           198             198
                                          ------        ------      ------        ------        ------          ------
Federal Home Loan Bank Stock...........      624           624         576           576           508             508
                                          ------        ------      ------        ------        ------          ------
   Total securities, net...............   $9,017        $9,017      $6,937        $6,937        $5,560          $5,560
                                          ======        ======      ======        ======        ======          ======


----------
(1) The net unrealized gains at June 30, 1998, 1997 and 1996 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Bank's debt securities at June 30, 1998, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                               AT JUNE 30, 1998
                                           ----------------------------------------------------------------------------------------
                                                        HELD-TO-MATURITY                              AVAILABLE FOR SALE
                                           -------------------------------------------  -------------------------------------------
                                                                           WEIGHTED                                       WEIGHTED
                                            AMORTIZED        FAIR           AVERAGE        AMORTIZED        FAIR           AVERAGE
                                              COST           VALUE           YIELD           COST           VALUE           YIELD
                                           -------------  -----------  ---------------  -------------   ------------  --------------
                                                                             (DOLLARS IN THOUSANDS)
Debt Securities
Mortgaged-backed securities:
  Due within 1 year.....................    $     --       $     --             --%       $     --       $     --              --%
  Due after 1 year but within 5 years...          --             --             --              --             --              --
  Due after 5 years but within 10 years.          --             --             --              --             --              --
  Due after 10 years....................          --             --             --           2,174          2,235            6.93
                                            --------       --------                       --------       --------
          Total.........................          --             --             --           2,174          2,235            6.93
                                            --------       --------                       --------       --------
U.S. Treasury and Agency:
  Due within 1 year.....................          --             --             --              --             --              --
  Due after 1 year but within 5 years...         100            100           5.83           5,430          5,422            6.16
  Due after 5 years but within 10 years.          --             --             --              --             --              --
  Due after 10 years....................          --             --             --              --             --              --
                                            --------       --------                       --------       --------
          Total.........................         100            100           5.83           5,430          5,422            6.16
                                            --------       --------                       --------       --------
Corporate & Other:
  Due within 1 year.....................          --             --             --              --             --              --
  Due after 1 year but within 5 years...         198            198           6.18              --             --              --
  Due after 5 years but within 10 years.          --             --             --              --             --              --
  Due after 10 years....................          --             --             --              --             --              --
                                            --------       --------                       --------       --------
          Total.........................         198            198           6.18              --             --              --
                                            --------       --------                       --------       --------
Equity Securities:......................          --             --             --               7            438              --
                                            --------       --------                       --------       --------
Total:
  Due within 1 year.....................          --             --             --              --             --              --
  Due after 1 year but within 5 years...         298            298           6.06           5,430          5,422            6.16
  Due after 5 years but within 10 years.          --             --             --              --             --              --
  Due after 10 years....................          --             --             --           2,174          2,235            6.93
  Equity Securities.....................          --             --             --               7            438              --
                                            --------       --------                       --------       --------
                                                 298            298           6.06           7,611          8,095            6.37
                                            --------       --------                       --------       --------
  Federal Home Loan Bank Stock..........         624            624             --              --             --              --
                                            --------       --------                       --------       --------
          Total.........................    $    922       $    922           6.06%       $  7,611       $  8,095            6.37%
                                            ========       ========                       ========       ========

SOURCES OF FUNDS

     General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank's funds for use in lending and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, checking accounts, money market deposit accounts, statement savings accounts, IRAs and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 48 months. At June 30, 1998, the Bank's core deposits (which the Bank considers to consist of checking accounts, regular savings accounts and statement savings accounts) constituted 37.0% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from Ashe and Alleghany counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                --------------------------------------------------------------
                                                       1998                        1997                  1996
                                                -------------------------  ---------------------- ------------
                                                                         (IN THOUSANDS)
Total deposits at beginning of period,
  including accrued interest...................     $  68,218                  $  63,468              $  58,496
Net increase before interest credited..........        10,728                      1,554                  1,768
Interest credited..............................         3,542                      3,196                  3,204
                                                    ---------                  ---------              ---------
Total deposits at end of period................     $  82,488                  $  68,218              $  63,468
                                                    =========                  =========              =========

     At June 30, 1998, the Bank had approximately $13.9 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                                              WEIGHTED
                                                                        AMOUNT               AVERAGE RATE
                                                                    ---------------       -----------------
                                                                                (IN THOUSANDS)
Maturity Period
   Within three months........................................      $    3,997                  5.57%
   After three but within six months..........................           3,072                  5.69%
   After six but within 12 months.............................           5,252                  5.74%
   After 12 months............................................           1,573                  5.45%
                                                                    ----------
              Total...........................................      $   13,894                  5.65%
                                                                    ==========

     The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                                 AT JUNE 30,
                          -----------------------------------------------------------------------------
                                           1998                                    1997
                          --------------------------------------- -------------------------------------
                                        PERCENT       WEIGHTED                   PERCENT      WEIGHTED
                                       OF TOTAL        AVERAGE                  OF TOTAL       AVERAGE
                            AMOUNT     DEPOSITS         RATE        AMOUNT      DEPOSITS        RATE
                          -----------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
Checking accounts.......    $3,469       4.21%            --%       $  901        1.33%           --
Now/Money Market
accounts................    10,321      12.51%          3.13%       11,347       16.63%         3.38%
Passbook savings........    16,729      20.28%          4.25%       10,672       15.64%         4.03%
Certificates of deposit.    51,801      62.80%          5.52%       45,133       66.16%         5.52%
Accrued interest........       168       0.20%            --           165        0.24%           --
                           -------     ------         ------       -------     -------        ------
         Totals            $82,488     100.00%          4.94%      $68,218      100.00%         4.96%
                           =======     ======         ======       =======     =======        ======

                                   AT JUNE 30,
                          ----------------------------------------
                                       1996
                          ----------------------------------------
                                         PERCENT       WEIGHTED
                                         OF TOTAL       AVERAGE
                             AMOUNT      DEPOSITS        RATE
                          ----------------------------------------
Checking accounts.......     $  392       0.62%           --
Now/Money Market
accounts................      8,870      13.98%         3.50%
Passbook savings........      9,586      15.10%         4.06%
Certificates of deposit.     44,477      70.08%         5.60%
Accrued interest........        143       0.23%           --
                            -------     ------          ----
         Totals             $63,468     100.00%         5.13%
                            ========    ======          ====

     The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at June 30, 1998 and the period to maturity.

                                          PERIOD TO MATURITY AT JUNE 30, 1998
----------------------------------------------------------------------------------------------------------------
                                          LESS THAN              ONE TO               FOUR TO
        INTEREST RATE RANGE               ONE YEAR             THREE YEARS          FIVE YEARS          TOTAL
----------------------------------  --------------------- ---------------------  -----------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
4.01% to 6.00%                            $39,114               $5,771                 $527           $45,412
6.01% to 8.00%....................          4,557                1,696                  136             6,389
                                          -------               ------                 ----           -------
               Total..............        $43,671               $7,467                 $663           $51,801
                                          =======               ======                 ====           =======

     Borrowings. The Bank historically has not used borrowings as a source of funds. However, the Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Regulation of Federal Savings Banks--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit  programs,  each  of  which  has its  own  interest  rate  and  range  of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 1998, the maximum amount of FHLB advances available to the Bank was $13.0 million. The Bank had short term advances of $4.1 million at June 30, 1998 from the FHLB. Interest is payable at rates ranging from 5.68% to 6.87%. $1.5 million of the advances are due by August of 1998, $2.5 million are due by September of 2002, with the remaining amounts due January 2007.

SUBSIDIARY ACTIVITIES

     AF Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. AF Insurance Services, Inc. offers these services in a segregated location at the Bank's executive offices, Sparta and North Wilkesboro, North Carolina.

PERSONNEL

     As of June 30, 1998, the Company had 39 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

                                   REGULATION

GENERAL

     The Company and the Bank are subject to extensive regulation, examination and supervision by the OTS, as their chartering agency. The Bank's deposit accounts are insured up to applicable limits by the FDIC and it is a member of the FHLB of Atlanta. The Bank must file reports with the OTS concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Company and the Holding Company, as savings and loan holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS.

     The OTS has significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS or the Congress, could have a material adverse impact on the Holding Company, the Company or the Bank.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings institutions and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS BANKS

     Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act ("HOLA") and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and
(f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of the association's unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1998, the Bank's limit on loans to one borrower was approximately $1.72 million. At June 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $772,000, consisting of four loans, the largest of which was approximately $246,000 at June 30, 1998, and is secured by a mix of one- to four-family, multifamily and commercial properties. The second largest borrower had an aggregate balance of approximately $608,000, secured by an apartment complex. At June 30, 1998, all of the loans in both of these lending relationships were performing in accordance with their terms.

     QTL Test. HOLA requires a savings institution to meet a Qualified Thrift Lender ("QTL") test. A savings institution may satisfy the QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights and
(c) the value of property used to conduct the association's business. The term "qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At June 30, 1998, the Bank maintained 96.6% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

     A savings institution that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any FHLB and (d) establishing any new branch in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings institution ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended ("BHC Act"). If the savings institution does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings institution that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the of asset.

     Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary and capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At June 30, 1998, the Bank was not required to maintain any additional risk-based capital under this rule. At June 30, 1998, the Bank met each of its capital requirements.

     The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1998:

                                                                      Capital           Excess
                                                   AMOUNT          Requirements         Capital
                                                   ------          ------------         -------
                                                                  (In thousands)
Core capital..................................      $10,907           $2,989             $7,918
Risk-based capital............................       11,607            4,543              7,064

     A reconciliation between regulatory capital and GAAP capital at June 30, 1998 in the accompanying financial statements is presented below:

                                                                           Risk-
                                                         Core              Based
                                                        Capital           Capital
                                                        -------           -------
GAAP capital......................................  $    11,486       $    11,486
Net unrealized gain on available for
  sale investment securities, net of tax..........         (294)             (294)
Allowance for loan losses included as
  supplementary capital...........................           --               715
Goodwill and other nonincludible assets...........         (285)             (300)
                                                    -----------      ------------
Regulatory capital................................  $    10,907       $    11,607
                                                    ===========       ===========

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days prior written notice must be given to the OTS of a proposed capital distribution by a savings institution, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distribution would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action." The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank after the Reorganization, will continue to have to file a notice unless the specific capital distribution requires an application.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1998 was approximately 25.7% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report. The deposit insurance premium expense incurred by the Bank for the fiscal years ended June 30, 1998, 1997 and 1996 totaled $44,000, $86,000 and $136,000, respectively. Additionally, the Bank paid a one time special SAIF assessment of $368,000 during the year ended June 30, 1997.

     The OTS has proposed amendments to its regulations that are intended to assess savings associations on a more equitable basis. The proposed regulations would base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, the OTS is proposing to permit the portion of the assessment based on assets size either under the current regulations or under the amended regulations. Management believes that, assuming the proposed regulations are adopted as proposed, any change in its rate of OTS assessments will not be material.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings institutions to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings institutions located in another state and (b) to an association that either satisfies the "QTL" test for a qualified thrift lender or qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986 (the "Code"), which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "--QTL Test." The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination on January 20, 1998.

     In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The amended CRA regulations clarify how an institution's CRA performance would be considered in the application process.

     Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings institution (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

     The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

     Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings institution. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS, together with the other federal bank regulatory agencies, adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The OTS and the other agencies determined that stock valuation standards were not appropriate. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Banks are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association's capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

     If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depositary association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90- day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

     Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures the deposits of banks and state chartered savings banks.

     Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized,
(b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27%of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1998 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. However, the current version of bank modernization legislation, The Financial Services Act of 1998, H.R. 10, which was passed by the U.S. House of Representatives in May 1998 and is currently being considered by the U.S. Senate, does not require thrift institutions to convert to bank charter.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 1997, of $576,000. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     For the fiscal years ended June 30, 1998, 1997 and 1996, dividends from the FHLB of Atlanta to the Bank amounted to $43,000, $38,000 and $36,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

REGULATION OF THE HOLDING COMPANY

     General. The Holding Company and the Company are holding companies chartered pursuant to Section 10(o) of the HOLA. As such, the Holding Company and the Company are registered with and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the Holding Company and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. Unlike bank holding companies, federal mutual holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

     Restrictions Applicable to Activities of Mutual Holding Companies. Pursuant to Section 10(o) of the HOLA, a mutual holding company may engage only in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;
(iv) investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or associations have their home offices; (v) furnishing or performing management services for a savings institution subsidiary of such holding company; (vi) holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company;
(viii) acting as trustee under a deed of trust; (ix) any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the BHC Act, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

     Restrictions Applicable to All Savings and Loan Holding Companies. The HOLA prohibits a savings and loan holding company, including a federal mutual holding company, directly or indirectly, from acquiring (i) control (as defined under
HOLA) of another savings institution (or a holding company parent thereof) without prior OTS approval; (ii) more than 5% of the voting shares of another savings institution (or holding company parent thereof) that is not a subsidiary, subject to certain exceptions; (iii) through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company thereof) without prior OTS approval; or (iv) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

     A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions (as defined under HOLA) approved by the FDIC; (ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987, and (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings institution) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings institutions to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings institutions. In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

     If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify. For additional information in this regard, see "-- Regulation of Federal Savings Banks -- QTL Test."

     For a description of certain restrictions on transactions between the Bank and its affiliates, including, without limitation, the Holding Company, see "-- Regulation of Federal Savings Banks -- Transactions with Related Parties."

THE YEAR 2000 PROBLEM

     Financial institution regulators have recently increased their focus upon Year 2000 issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 Problem. In addition, the FDIC and the other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 problem could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

     The Company's Year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company replaced all of its computer systems with Year 2000 compliant systems in the fall of 1997. The Company's internal software remediation, replacement and testing efforts are approximately 85% complete with full completion set for December 1998. The Company is also monitoring the progress of its customers and vendors in becoming Year 2000 compliant. See "Management Discussion and Analysis - Impact of the Year 2000."

REGULATION OF INSURANCE ACTIVITIES

     The Company offers various insurance products through AF Insurance Services, Inc, a wholly owned subsidiary of AF Bank. AF Insurance Services, Inc. is licensed and regulated by the North Carolina Department of Insurance (the "Department"). As such AF Insurance Services, Inc. is subject to the supervision, examination and reporting requirements of the Department and its activities are governed by the laws and regulations of the State of North Carolina.

FEDERAL SECURITIES LAWS

     The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Company or Stock Company. The Bank has not be audited for the last seven years.

     For federal income tax purposes, the Bank reports its income on the basis of a taxable year ending June 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. The Bank and Stock Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the Mutual Company will own less than 80% of the Common Stock, it will not be a member of such affiliated group and will report its income on a separate return.

     Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of June 30, 1996. Since the Bank has already provided a deferred tax liability equal to the amount of such recapture, the recapture will not adversely impact the Bank's financial condition or results of operations.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., it reserve as of June 30, 1998, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

     The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1996 and before January 2008.

     Elimination of Dividends; Dividends Received Deduction. The Stock Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because, following completion of the Reorganization, Mutual Company will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from Stock Company so long as it owns more than 20% of the Common Stock.

STATE TAXATION

     Under North Carolina law, the corporate income tax is 7.50% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2. PROPERTIES

     The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Warrensville, Jefferson and Sparta, North Carolina. The Company owns the main office, corporate offices and the Jefferson Branch, with net book value for property of $210,000, $486,000 and $534,000, respectively, as of June 30, 1998. Management believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company.

                                                               Date                   Lease                Net Book
                                      LEASED OR              Leased or             Expiration              Value at
                                        OWNED                Acquired                 Date               June 30, 1998
                                 -------------------  ---------------------- ---------------------- ------------------
                                                                  (Dollars in thousands)
Corporate Offices..............         Owned                06/30/97                 --                   $  486
206 S. Jefferson Avenue
West Jefferson, NC 28694

West Jefferson Branch                   Owned                06/30/63                 --                      210
205 S. Jefferson Avenue
West Jefferson, NC 28694

Jefferson Branch...............         Owned                05/18/94                 --                      534
840 E. Main Street
Jefferson, NC 28640

Warrensville Branch............        Leased                08/31/95             08/31/2000*                  --
4951 NC Hwy. 88 West
Warrensville, NC 28693

Alleghany First ...............        Leased                01/09/98             12/31/2000**                  --
403 South Main Street
Sparta, NC


----------
*    Option to renew for two additional five-year periods.

**   Option to renew for an additional three-year period.

ITEM 3. LEGAL PROCEEDINGS

     At June 30, 1998, there were no material legal proceedings to which the Bank was a party or to which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 1998 Annual Report to Stockholders on page 54, and is incorporated herein by reference.

     Information relating to the payment of dividends by the Registrant appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 1998 Annual Report to Stockholders on page 54, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

     The Bank paid cash dividends totaling $0.20 per share and $0.10 per share during the years ended June 30, 1998 and 1997, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain of the above-captioned information appears under "Management's Discussion and Analysis" and "Selected Financial and Other Data of the Company" in the Registrant's 1998 Annual Report to Stockholders on pages 1 and 2 and 5 through 18 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of AF Bankshares, Inc., together with the report thereon by McGladrey & Pullen, LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages 19 through 51 and are incorporated herein by reference.

                                                                     Page(s) in
                                                                   Annual Report
                                                                   -------------
o    Independent Auditor's Report..................................        19
o    Consolidated Statements of Financial Condition,
          June 30, 1998 and 1997...................................        20
o    Consolidated Statements of Income,
          Years Ended June 30, 1998 and 1997.......................        21
o    Consolidated Statements of Stockholders' Equity,
          Years Ended June 30, 1998 and 1997.......................        22-23
o    Consolidated Statements of Cash Flows,
          Years Ended June 30, 1998 and 1997.......................        24-26
o    Notes Consolidated to Financial Statements....................        27-51

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 1998.

ITEM 10. EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 1998.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K


(a)  Exhibits
     --------

     2.1 Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc., and Ashe Interim Savings Bank as filed with the SEC on June 16, 1998 (the "Form 8-A").

     3.1          Federal  Stock  Charter  of  the  Company   (Incorporated   by
                  reference to Exhibit 3.1 of the Form 8-A).

     3.2          Bylaws of the Company  (Incorporated  by  reference to Exhibit
                  3.2 of the Form 8-A).

     4.1 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

     10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer, is filed herewith.

     10.2 Employment Agreement with Melanie Paisley Miller, Senior Vice President, Chief Financial Officer, Secretary and Treasurer, is filed herewith.

     10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer, is filed herewith.

     10.4 Employee Stock Ownership Plan of Ashe Federal Bank is filed herewith.

     13.1         1998 Annual Report to Stockholders, is filed herewith.

     21.1 Subsidiary Information is incorporated herein by reference to "Part I - Subsidiary Activities."

     27.1         Financial Data Schedule.*


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the year ended June 30, 1997.


---------
*Filed in electronic format only.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                        AF BANKSHARES, INC.
                                                    (Small Business Issuer)

Date: September 24, 1998              By:  /s/ James A. Todd
      ------------------                   -------------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                     Date
                                                                     ----

/s/James A. Todd                                             September 24, 1998
----------------------------------------------               -------------------
James A. Todd
President, Chief Executive Officer
         and Director
(Principal Executive Officer)

/s/Melanie Paisley Miller                                     September 24, 1998
----------------------------------------------               -------------------
Melanie Paisley Miller
Senior Vice President, Secretary, Treasurer
         and Chief Financial Officer
(Principal Financial Officer) (Controller)

/s/Jan R. Caddell                                             September 24, 1998
----------------------------------------------               -------------------
Jan R. Caddell - Director

/s/Kenneth R. Greene                                          September 24, 1998
----------------------------------------------               -------------------
Kenneth R. Greene - Director

/s/William O. Ashley, Jr.                                     September 24, 1998
----------------------------------------------                ------------------
William O. Ashley, Jr. - Director

/s/Wayne R. Burgess                                           September 24, 1998
----------------------------------------------               -------------------
Wayne R. Burgess - Director

/s/Frank E. Roland                                            September 24, 1998
----------------------------------------------               -------------------
Frank E. Roland - Director

/s/Jerry L. Roten                                             September 24, 1998
----------------------------------------------               -------------------
Jerry L. Roten - Director

/s/John D. Weaver                                             September 24, 1998
----------------------------------------------               -------------------
John D. Weaver - Director