Form 10QSB
period 1998-09-30
AF BANKSHARES INC
filed 1998-11-10
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               -------------------
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________


               Office of Thrift Supervision Docket Number: H-2736

                               AF BANKSHARES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

              Federally Chartered                       56-2098545
              -------------------                       ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                           206 South Jefferson Avenue
                      West Jefferson, North CarolinA 28694
                      ------------------------------------
               (Address of principal executive office) (Zip code)

                                 (336)-246-4344
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 31, 1998 there were issued and outstanding 1,053,678 shares of the Registrant's common stock, $.01 par value

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     AF BANKSHARES, INC.
                                           CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----
         Item 1.  Financial Statements
Condensed Consolidated Statements of Financial Condition as of
September 30, 1998 (unaudited) and June 30, 1998                                        1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three Months ended  September 30, 1998 and 1997 (unaudited)                         2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
September, 1998 and 1997                                                                3 - 4

Condensed notes to financial statements                                                 5 - 7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                                            8 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     14
         Item 2.  Changes in Securities and Use of Proceeds                             14
         Item 3.  Defaults upon Senior Securities                                       14
         Item 4.  Submission of Matters to a Vote of Security Holders                   14
         Item 5.  Other Information                                                     14
         Item 6.  Exhibits and Reports on Form 8-K                                      14
         Signatures                                                                     15


AF BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 1998 (UNAUDITED) AND JUNE 30, 1998

ASSETS
                                                                  September 30,      June 30,
                                                                     1998              1998
-------------------------------------------------------------------------------------------------
                                                                 (Unaudited)           Note
Cash and cash equivalents:
   Interest-bearing deposits                                 $       7,954,112  $      11,358,167
   Noninterest-bearing deposits                                      5,242,118          2,949,842
Certificates of deposit                                                198,000            198,000
Investment securities:
   Available for sale, at estimated market value                     7,774,459          8,094,739
   Held to maturity, at cost                                           100,000            100,000
   FHLB stock                                                          624,000            624,000
Loans receivable, net                                               75,189,892         72,627,870
Real estate owned                                                            -             38,115
Accrued interest receivable                                            500,902            409,559
Property and equipment, net                                          2,205,977          2,160,783
Goodwill, net                                                          275,467            285,010
Prepaid expenses and other assets                                      432,704            439,663
Deferred tax asset                                                     304,626            307,294
                                                             ------------------------------------
                              TOTAL ASSETS                   $     100,802,257  $      99,593,042
                                                             ====================================
LIABILITIES AND EQUITY
Liabilities:
   Deposits                                                  $      85,186,650  $      82,488,216
   Note payable-ESOP                                                   295,420            295,420
   Advances from Federal Home Loan Bank                              2,602,797          4,115,596
   Accrued expenses and other liabilities                              655,028            699,555
   Redeemable common stock held by the ESOP, net of
      earned ESOP shares                                               267,960            508,069
                                                             ------------------------------------
                              TOTAL LIABILITIES                     89,007,855         88,106,856
                                                             ------------------------------------
Commitments and Contingencies (Note 5)
Stockholders Equity:
   Preferred stock                                                           -                  -
   Common stock                                                         10,537             10,537
   Additional paid-in capital                                        4,584,777          4,580,151
   Deferred recognition and retention plan                            (628,922)          (678,576)
   Retained earnings, substantially restricted                       7,627,267          7,279,694
    Accumulated other comprehensive income, unrealized
      gain on securities available for sale, net tax                   298,243            294,380
                                                             ------------------------------------
                              TOTAL EQUITY                          11,891,902         11,486,186
                                                             ------------------------------------

                              LESS TREASURY SHARES                      97,500                  -

                                                             ------------------------------------
                              TOTAL LIABILITIES AND EQUITY   $     100,802,257  $      99,593,042
                                                             ====================================

See Notes to Condensed Financial Statements.

Note:  Extracted from June 30, 1998 audited financial statements.

AF BANKSHARES, INC. AND SUBSIDIARY


CONDENSED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                    Three Months Ended
                                                                                       September 30,
---------------------------------------------------------------------------------------------------------------
                                                                                 1998                1997
---------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                                $        1,685,282  $        1,595,376
   Investment securities                                                           127,228             102,165
   Interest-bearing deposits                                                       157,593              20,477
                                                                        --------------------------------------
                TOTAL INTEREST INCOME                                            1,970,103           1,718,018
                                                                        --------------------------------------
Interest on deposits and
   advances from FHLB                                                            1,039,718             872,105
                                                                        --------------------------------------
                NET INTEREST INCOME                                                930,385             845,913
Provision for loan losses                                                            5,000                   -
                                                                        --------------------------------------
                NET INTEREST INCOME
                AFTER PROVISION FOR LOAN
                LOSSES                                                             925,385             845,913
                                                                        --------------------------------------
Noninterest income                                                                 214,425             146,330
                                                                        --------------------------------------
Noninterest expense:
   Compensation and employee benefits                                              513,729             352,410
   Occupancy                                                                       108,492              83,013
   Federal insurance                                                                 5,786              10,645
   Data processing and outside service fees                                         47,101              71,610
   Other operating expense                                                         229,358             210,407
                                                                        --------------------------------------
                                                                                   904,466             728,085
                                                                        --------------------------------------
                INCOME BEFORE INCOME TAXES                                         235,344             264,158
Income taxes                                                                        88,069             102,787
                                                                        --------------------------------------
                NET INCOME                                              $          147,275  $          161,371
                                                                        ======================================

Other comprehensive income, unrealized holding gains (losses)
    arising during the period, net of tax                                            3,863             (10,146)
                                                                        --------------------------------------
                COMPREHENSIVE INCOME                                    $          151,138  $          151,225
                                                                        ======================================
Basic Earnings per share of common stock (Note 3)                       $             0.15  $             0.17
                                                                        ==================  ==================

Diluted Earnings per share of common stock (Note 3)                     $             0.15  $             0.17
                                                                        ==================  ==================

Dividends paid per share of common stock                                $             0.05  $             0.05
                                                                        ==================  ==================

See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                 Three Months Ended
                                                                                             1998                 1997
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                           $           147,275 $             161,371
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                      5,000                     -
       Provision for depreciation                                                            83,131                45,284
       Change in operating assets and liabilities:
           Accrued interest receivable                                                      (91,343)              (18,772)
           Accrued interest payable                                                          (6,922)               (8,118)
           Prepaid and other assets                                                           6,959                (5,040)
           Accounts payable and other liabilities                                           (44,527)              (16,859)
           Other                                                                            393,004                73,936
                                                                                -----------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                          492,577               231,802
                                                                                -----------------------------------------
Cash Flows from Investing Activities
    Purchases of securities available for sale                                             (799,564)                    -
    Proceeds from securities available for sale                                             800,000               450,000
    Net originations of loans receivable                                                 (2,567,022)           (3,265,989)
    Purchases of office properties and equipment                                           (121,932)             (307,620)
    Purchases of Insurance Agency                                                                 -              (320,000)
    Acquisition of foreclosed real estate                                                    38,115                     -
                                                                                -----------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (2,650,403)           (3,443,609)
                                                                                -----------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                      2,705,356             2,565,769
    FHLB Advances                                                                        (1,512,799)            2,999,726
    Repurchase Stock                                                                        (97,450)                    -
    Dividends paid                                                                          (49,060)                    -
                                                                                -----------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,046,047             5,565,495
                                                                                -----------------------------------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS                       (1,111,779)            2,353,688
Cash and cash equivalents:
    Beginning                                                                            14,308,009             2,532,505
                                                                                -----------------------------------------

    Ending                                                                      $        13,196,230 $           4,886,193
                                                                                =========================================

AF BANKSHARES, INC. AND SUBSIDIARY

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                        1998                  1997
-----------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $           7,954,112 $           3,799,338
       Noninterest-bearing                                                              5,242,118             1,086,855
                                                                            -------------------------------------------
                                                                            $          13,196,230 $           4,886,193
                                                                            ===========================================

Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $           1,046,640 $             829,089
                                                                            ===========================================
       Income taxes                                                         $              76,500 $             100,000
                                                                            -------------------------------------------

See Notes to Condensed Financial Statements.

                               AF BANKSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in Jefferson and Warrensville North Carolina operating under the trade name Ashe Federal Bank and one branch in Alleghany County, North Carolina operating under the trade name, Alleghany First Bank. The Bank has an insurance subsidiary operating under the trade name AF Ashelande Insurance Service, in West Jefferson, AF Brown Insurance Agency in Wilkesboro, and AF Insurance Services, Inc. in Sparta and Jefferson, North Carolina. The Company has a brokerage service subsidiary, operating as AF Securities, Inc., which serves Ashe and Alleghany Counties. On April 15, 1996, the Board of Directors of Ashe Federal Bank (the "Bank") adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, MHC a mutual holding company which owns more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

At the Bank's annual meeting held on December 8, 1997, the shareholders of Ashe Federal Bank approved the Ashe Federal Bank 1997 Stock Option Plan; the Ashe Federal Bank 1997 Recognition and Retention Plan; a change in the Bank's federal stock charter, changing the corporate name to AF Bank and approved a plan of reorganization providing for the establishment of AF Bankshares, Inc., as a federally chartered stock holding company parent of the Bank. On June 16, 1998, the bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company and the Company became a majority owned subsidiary of AsheCo, MHC the Bank's mutual holding company.

On December 11, 1997, the Bank filed notice with the OTS of its intention to open a branch office in Alleghany County to operate under the name Alleghany First Bank. Subsequent to the notice filed with the OTS, the Bank published public notice of its intent in the Alleghany News and the Jefferson Post. No public objection was filed within the ten day period allowed under OTS regulations; therefore the OTS notified the Bank that it had no objection to the planned branch on January 15, 1998. The Bank opened the new office, Alleghany First Bank, on March 18, 1998. Additionally, the Bank's insurance agency subsidiary offers property, casualty, health and life insurance products within the Alleghany facility.

Management believes that the Company's customers perceive "financial services" to include three elements: funds transfer including checking accounts and savings instruments, insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will deter the Company's growth and make retention of existing customers more difficult. During the 1998 fiscal year, the Company acquired two insurance agencies to satisfy the insurance portion of its customers' expectations. During the three month period ending September 30, 1998, the Company began offering brokerage services through a subsidiary, AF Securities, Inc. AF Securities, Inc. will initially conduct brokerage services through a third party vendor but expects to receive approval to operate with its broker/dealer registration prior to the end of the fiscal year.

During the three months ended September 30, 1998, the Company purchased 5,000 shares of its common at $19.50 a share for a total price of $97,500.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1998, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 1997 financial statements, which are included in the Company's form 10-KSB for the year ended June 30, 1998.

NOTE 3.   EARNINGS PER SHARE

The Bank's basic and diluted earnings per share for the three month period ended September 30, 1998 is based on a weighted average of 990,173 shares, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the first quarter of fiscal year ended June 1999, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Bank's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans and Statement of Financial Standards Number 128.

NOTE 4.   INCENTIVE PLAN

On August 19, 1997 the Bank's board of directors approved the AF Bank 1997 Recognition and Retention Plan (RRP), established a Recognition and Retention Plan Trust to be used to hold awards to be made under the RRP and agreed to issue an additional 53,678 shares of the Bank's stock to be issued as the shares are vested by the eligible participants in the plan. On the same date, the Bank's board of directors approved the AF Bank 1997 Stock Option Plan (Option
Plan) and approved the allocation of 21,322 authorized but unissued shares of AF Bank Common Stock to be reserved for issuance upon exercise of options granted under the Option Plan. Both the RRP and the Option Plan were approved by the minority shareholders of AF Bank at the December 8, 1997 annual meeting. The terms of the RRP provided that the eligible participants are vested at the beginning of the period. The Company adopted the RRP and the Option Plan on the effective date of the reorganization into a two-tier mutual holding company.


NOTE 5.   CASH DIVIDENDS

Dividends of $49,060 were accrued and distributed during the quarter.

NOTE 6.   COMPREHENSIVE INCOME

The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the three months ended September 30, 1998. This Statement establishes standard for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set of general-purpose financial statements. The financial statements for the three months ended September 30, 1997 have also been restated to reflect the new statement.

                               AF BANKSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONSISTING OF ESTIMATES WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER BUSINESS OF THE AF BANKSHARES, INC. THAT ARE SUBJECT TO VARIOUS FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ESTIMATES. FACTORS WHICH COULD INFLUENCE THE ESTIMATES INCLUDE CHANGES IN GENERAL AND LOCAL MARKET CONDITIONS, LEGISLATIVE AND REGULATORY CONDITIONS AND AN ADVERSE INTEREST RATE ENVIRONMENT.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND JUNE 30, 1998:

Total assets increased by $1.2 million or 1.2% to $100.8 million at September 30, 1998 from $99.6 million at June 30, 1998. The increase in assets was the result of an increase of $2.6 million, or 3.5%, in loans receivable, net, partially offset by a decrease of $1.1 million or 8.4% in cash and cash equivalents, from June 30, 1998 to September 30, 1998. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Management believes that a decrease in cash and cash equivalents is primarily a result of Federal Home Loan Bank ("FHLB") advances that matured and were liquidated during the quarter. The Bank's level of advances from the Federal Home Loan Bank (FHLB) decreased $1.5 million from $4.1 million at June 30, 1998 to $2.6 million at September 30, 1998. The remaining FHLB advances have high prepayment penalties; therefore, management intends to keep these advances until maturity.

The Company's net investment in property and equipment increased $45,000 or 2.1% to $2.2 million at September 30, 1998, primarily a result of acquiring the necessary equipment and furniture for AF Securities, Inc. AF Securities, Inc. began operations on August 1, 1998; therefore, all furniture and equipment for this subsidiary was purchased during the three month period ending September 30, 1998.

The Bank's deposits increased by $2.7 million, or 3.3%, from $82.5 million at June 30, 1998 to $85.2 million at September 30, 1998. Management believes that the increase in deposits is attributable to its marketing efforts directed towards increasing balances in savings and transaction accounts. During the three month period ending September 30, 1998, the Bank's savings and transaction accounts increased $2.9 million, including 453 net new accounts.

At September 30, 1998, retained earnings increased $348,000 or 4.8% to $7.6 million dollars as a result of earnings of $147,000, an increase for a fair market value adjustment for ESOP stock in the amount of $240,000 and a reduction for dividends of $49,000. Additional paid in capital decreased by $93,000 or 2.0% to $4.5 million at September 30, 1998 as a result of repurchasing 5,000 shares of the Company's common stock. Deferred recognition and retention plan ("RRP") decreased by $50,000 as a result of recognizing the vesture of additional RRP shares. At September 30, 1998, the Bank's regulatory capital amounted to $11.5 million compared to $11.2 million at June 30, 1998, which as a percentage of total assets was 11.4% and was considerably in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased slightly to $65,000 at September 30, 1998 compared to $24,000 at June 30, 1998. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of $6,000 during the three month period ended September 30, 1998 compared to net charge offs of $10,500 for the comparable period ended September 30, 1997. As a result and based on management's analysis of its allowances, a $5,000 provision for additional loan loss allowance was made for the three month period ended September 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

GENERAL. Net income for the three month period ended September 30, 1998 was $147,275 or $14,096 less than the $161,371 earned during the same periods in 1997. Changes in the net income during the comparable three month period were primarily attributable to the start up expenses for the Company's brokerage division, AF Securities, Inc., and the costs associated with the Bank's branch office in Alleghany County, Alleghany First. The expenses incurred during the three-month period ended September 30, 1997, from Alleghany First and AF Securities, Inc. are projected to decrease during the future periods of the fiscal year ending June 30, 1999. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $252,085 or 14.67% from $1,718,018 for the three month period ended September 30, 1997 to $1,970,103 for the three month period ended September 30, 1998. These increases were attributable to both an overall increase of the Bank's loan portfolio and by a change in the volume and mix of interest earning assets outstanding.

INTEREST EXPENSE. Interest expense increased by $167,613 or 19.22% from $872,105 for the three months ended September 30, 1997 to $1,039,718 for the three month period ended September 30, 1998. The increase is the result of an increase in the average outstanding balances in the level of deposits for the period ended September 30, 1998 as compared to the similar period in 1997. However, the average rate for deposits was lower at September 30, 1998 than for the comparable period in 1997, and was an offsetting factor to interest expense.

NET INTEREST INCOME. Net interest income increased by $84,472 or 9.99% from $845,913 for the three month period ended September 30, 1997 to $930,385 for the three months ended September 30, 1998. The increase is a result of increased average outstanding balances in interest earning assets and an improved interest rate spread in effect during the period, primarily due to increasing commercial loan balances. The Bank's interest rate spread increased primarily because of lower average interest rates on its deposits, while the average yield on loans was higher during the three month periods ended September 30, 1998 as compared to the same periods in 1997.

PROVISION FOR LOAN LOSSES. Management made an additional $5,000 provision for loan losses during the three month period ended September 30, 1998. During the same period in 1997, no provisions were made. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made an additional provision for loan loss allowances during the three month period ended September 30, 1998 based upon an analysis of its reserves. The bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three month period ended September 30, 1998; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At September 30, 1998, the Bank's level of general valuation allowances for loan losses amounted to $1.1 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $68,095 from $146,330 for the three month period ended September 30, 1997 to $214,425 for the three months ended September 30, 1998. The increase was primarily attributable to commission income earned by AF Securities, Inc. totaling $15,021 and increased revenues generated from insurance sales.

NON-INTEREST EXPENSE. Non-interest expense increased by $176,381 or 24.23% from $728,085 for the three months ended September 30, 1998 to $904,466 for the three months ended September 30, 1998. Increases for non-interest expense for the three month period are primarily attributable to compensation costs and occupancy expenses. Compensation costs increased by $161,319 for the three month period ended September 30, 1998, primarily as the result of the cost of the Company's 1997 Management Recognition and Retention Plan, AF Securities employees' salaries, and Alleghany First employees' salaries. Occupancy cost increased by $25,479 for the three month period ended September 30, 1998, because of the costs associated with the new branch location in Sparta, AF Securities, Inc. and computer equipment acquired to address the year 2000 problem.

CAPITAL RESOURCES AND LIQUIDITY.

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

During the three month period ended September 30, 1998, cash and cash equivalents, a significant source of liquidity, totaled $13.2 million. A significant portion of this amount is a direct result of the Bank selling loans in the secondary market and retaining the proceeds in the Bank's Federal Home Loan Bank account.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. During the quarter ended December 31, 1997 the OTS reduced the required level of liquidity to 4% from 5%, eliminated the short term liquidity requirement and imposed a new requirement that savings associations generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at September 30, 1998, as computed under OTS regulations, was considerably in excess of such requirements. Given its excess liquidity and its ability to borrow from the Federal Home Loan Bank, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

ASSET/LIABILITY MANAGEMENT.

The Company's asset/liability management is focused primarily on evaluating and managing the Company's net interest income in relation to various risk criteria. Factors beyond the Company's control, such as the effects of changes in market interest rates and competition, may also have an impact on the management of interest rate risk.

In the absence of other factors, the Company's overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market rates increase over an extended period of time. Inversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these fluctuations to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time. One of the Company's tools to monitor interest rate risk is the measurement of sensitivity of its net portfolio value to changes in interest rates.

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to improve the Company's interest rate risk exposure. The program emphasizes that originations of five-year fixed rate balloon mortgages, adjustable rate mortgages, selling long term fixed rate loans to the secondary market, shorter term consumer and commercial loans, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of deposit accounts that can be repriced rapidly.

Although the Company's asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the Company continues to be susceptible to increased levels of interest rates, which will adversely affect earnings during prolonged periods of rising interest rates and positively affect earnings during prolonged periods of interest rate declines.

NET PORTFOLIO VALUE.

All federally regulated financial institutions are required to measure the exposure to changes in interest rates. Institutions with assets of less than $500 million may rely on outside sources of measurement such as that provided by the Office of Thrift Supervision (OTS) and the Federal Home Loan Bank (FHLB). The purpose is to determine how changes in interest rates affect the estimated value or Net Portfolio Value ("NPV") of the insured institution's statement of financial condition under several immediate or "shock" changes in market rates. Since the timing of repricing opportunities for interest-earning assets and interest-bearing liabilities are different, the impact of shock changes will have a negative, neutral or positive impact on the NPV of the bank based on the structure of the bank's assets and liabilities. Thus, NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. Generally, the level of interest rate risk is measured in a 200 basis point shock environment that has the most negative impact on the Company.

The Company's banking subsidiary, AF Bank, has historically been a mortgage lender which means that it generally has longer terms before repricing its assets than does its interest bearing liabilities or deposit accounts; therefore, a rising rate environment will have the most negative impact on the NPV of the Company. Management has implemented a strategy of limiting the terms of mortgage loans that it cannot sell in the secondary market, increasing the level of loans tied more closely to market interest rates such as the prime rate, and generally reducing the terms of loans that the Company offers for portfolio. The following table presents the Company's NPV at June 30, 1998 as calculated by the OTS, based on information provided to the OTS by the Company.

-----------------------------------------------------------------------------------------------------------------------
                                                                                         NPV as % of PV (5) of
-----------------------------------------------------------------------------------------------------------------------
                              Net Portfolio Value                                               Assets
                              -------------------                                               ------
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
   CHANGE IN RATES          $ AMOUNT       $ CHANGE (1)      % OF CHANGE (2)       RATIO (3)          CHANGE (4)
   ---------------          --------       ------------      ----------------      ---------          ----------
-----------------------------------------------------------------------------------------------------------------------
                                     (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------
       +400 bp               10,868           -2,621               -19%             11.11%             -211 bp
-----------------------------------------------------------------------------------------------------------------------
       +300 bp               11,785           -1,703               -13%             11.89%             -133 bp
-----------------------------------------------------------------------------------------------------------------------
       +200 bp               12,593            -895                -7%              12.55%              -67 bp
-----------------------------------------------------------------------------------------------------------------------
       +100 bp               13,212            -276                -2%              13.03%              -18 bp
-----------------------------------------------------------------------------------------------------------------------
         0 bp                13,488                                                 13.22%
-----------------------------------------------------------------------------------------------------------------------
       -100 bp               13,835             347                +3%              13.45%              +24 bp
-----------------------------------------------------------------------------------------------------------------------
       -200 bp               14,269             780                +6%              13.76%              +54 bp
-----------------------------------------------------------------------------------------------------------------------
       -300 bp               14,868            1,380               +10%             14.19%              +98 bp
-----------------------------------------------------------------------------------------------------------------------
       -400 bp               15,590            2,102               +16%             14.72%             +150 bp
-----------------------------------------------------------------------------------------------------------------------

(1) Represents the excess (deficiency) of NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.

(3) Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
(5) PV means present value.
(6) Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income. Furthermore, in times of decreasing interest rates, the value of fixed-rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a positive effect on the Company.

Management believes that the NPV method of assessing the Company's exposure to interest rate risk and potential reductions in net interest income is a useful tool for measuring risk. Management also believes that the charts reflect the positive impact of strategies to reduce interest rate risk. The strategies that have reduced the level of interest rate risk under an increasing rate assumption will continue to reduce the impact or rising rates as long term mortgages are sold and replaced with shorter term mortgage and non-mortgage loans with rates that can be adjusted to more closely simulate market rates of interest. Management believes that a strong equity capital position and the existence of the corporate authority to raise additional capital as necessary act as valuable tools to absorb interest rate risk.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and accompanying footnotes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Bank are primarily monetary in nature and changes in market interest rates have a greater impact on the Bank's performance than do the effects of inflation.

IMPACT OF THE YEAR 2000.

 A lot of attention has been given to the impact that the year 2000 date change will have on businesses, utilities and other organizations that rely on computerized systems to help run their operations. The year 2000 date change can affect any system that uses computer software or computer chips including automated equipment and machinery. For example, many computer programs and computer chips store the calendar year portion of the date as two digits rather than four digits. These software programs and chips record the year 1999 as "99". This approach works until the year 2000 when the "00" may be interpreted as the year 1900 instead of the year 2000. Banks use computer systems to perform financial calculations, transfer funds, record deposits and loan payments, run security systems and vaults and a myriad of other functions. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination Council ("FFIEC") has placed significant emphasis on the problems surrounding the year 2000 issues and has required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the year 2000 date change. The FFIEC and OTS have strict regulations, guidelines, and milestones in place that each FDIC insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its year 2000 project.

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The

Company replaced all of its computer systems in the fall of 1997 with year 2000 compliant systems. The Company's internal software remediation, replacement, and testing efforts are approximately 85% complete with full completion scheduled for December 1998. The Company's most critical external exposure to year 2000 system problems is with its data processing provider, Fiserv Orlando. Fiserv renovated its systems in June 1998 and is currently testing its remediation efforts. Fiserv plans to have all of its systems year 2000 compliant by December 1998. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches.

As noted, the Company has replaced all of its computers and printers at a cost of $244,000. Software costs amounted to $101,000 and include internal software for accounts payable, fixed assets, payroll and insurance agency management. Management believes that all material costs to prepare for the year 2000 that are under the direct control of the Company have been incurred. The remaining costs are expected to amount to less than $10,000 and relate primarily to travel in order to test Fiserv Orlando's renovations to its software.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv Orlando's data processing capacity.

The Company is in contact with its electric utility and the utility's staff regularly updates the Company as to its progress. Assurances have been given that no major problems exist and that the electric company will have all year 2000 problems addressed well before December 31, 1999. If the electric utility is unable to certify that its renovation is completed by June 30, 1999, the Company will acquire portable generators with sufficient capacity to run the system servers and at least one work station in each branch office.

The Company uses two telephone utilities: Skyline Telephone Membership Corporation and Sprint. Skyline Telephone has tested its system with the Company and had no date related problems. Service between Fiserv Orlando and the Company is the responsibility of Fiserv Orlando. Fiserv will certify to communications by the end of 1998.

To prevent difficulties in the event there is an unforeseen interruption in either telephone or electrical service when the year changes, the Company will print hard copies of all account information. In addition, the Company will download all account information into programs on the Company's hardware that will allow bank personnel to extract customer information without regard to outside sources. Additionally, the Company stores customer information on retrievable media in house. The Company has tested its equipment for compatibility with the year 2000. The insurance agency's computer hardware is tested to be compliant with the year 2000 and tracking program will be compliant by December 31, 1998.

Fiserv Orlando has responded to the Company that renovation of its program is virtually complete. Representatives of the Company are scheduled to test the Fiserv program with the Company's applications in November 1998. All transactions are to be tested using the Company's data and procedures and any additional corrections are to be made on or before December 31, 1998. Fiserv has reported that the progress of the update is on schedule. In the event that Fiserv Orlando is unable to make the necessary corrections to its programs to accommodate the Year 2000, beginning in December 1998, the Company will convert its data to one of the other Fiserv programs that is able to operate in the 2000 environment.

                               AF BANKSHARES, INC.


Part II.  OTHER INFORMATION


        Item 1.  Legal Proceedings
                  The Company is not engaged in any material legal proceedings at the present time other than those proceedings within the normal course of business.

        Item 2.  Changes in Securities and Use of Proceeds
                  Not applicable


        Item 3.  Defaults Upon Senior Securities
                  Not applicable

        Item 4.  Submission of Matters to a Vote of  Security Holders
                 Not applicable

        Item 5.  Other Information
                  Not applicable

        Item 6.  Exhibits and Reports on Form 8-K
                 Exhibit 27.1  Financial Data Schedule*


*    Filed in electronic format only.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AF BANKSHARES, INC.


Dated: November 6, 1998           By: /s/ James A. Todd
                                     -------------------------------------------
                                     James A. Todd
                                     President and Chief Executive Officer

Dated: November 6, 1998           By: /s/ Melanie Paisley Miller
                                     -------------------------------------------
                                     Melanie Paisley Miller
                                     Senior Vice President, Secretary,
                                     Treasurer and Chief Financial Officer