Form 10QSB
period 1998-12-31
AF BANKSHARES INC
filed 1999-02-10
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    December 31, 1998
                                         ---------------------------------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes U   No
                                      ---    ---

As of January 31, 1998 there were issued and outstanding 1,053,678 shares of the Registrant's common stock, $.01 par value

Transitional Small Business Disclosure Format:  Yes    No U
                                                   ---   ---

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----

         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
December 31, 1998 (unaudited) and June 30, 1998                            1

Condensed Consolidated Statements of Income and Comprehensive
Income for the Three and Six Months ended  December 31, 1998 and
1997 (unaudited)                                                           2

Condensed Consolidated Statements of Cash Flows for the Six Months
ended December 31, 1998 and 1997                                           3-4

Condensed notes to financial statements                                    5-7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                               8-12

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                        13
         Item 2.  Changes in Securities and Use of Proceeds                13
Item 3.  Defaults upon Senior Securities                                   13
         Item 4.  Submission of Matters to a Vote of Security Holders      13
         Item 5.  Other Information                                        13
         Item 6.  Exhibits and Reports on Form 8-K                         13
         Signatures                                                        14

AF BANKSHARES, INC. AND SUBSIDIARY


CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND JUNE 30, 1998


ASSETS
                                                                   December 31,         June 30,
                                                                       1998               1998
-------------------------------------------------------------------------------------------------
                                                                   (Unaudited)            Note
Cash and cash equivalents:
   Interest-bearing deposits                                 $      12,409,563  $      11,358,167
   Noninterest-bearing deposits                                      5,002,864          2,949,842
Certificates of deposit                                                198,000            198,000
Investment securities:
   Available for sale, at estimated market value                     7,474,850          8,094,739
   Held to maturity, at cost                                           100,000            100,000
   FHLB stock                                                          624,000            624,000
Loans receivable, net                                               73,930,492         72,627,870
Real estate owned                                                            -             38,115
Accrued interest receivable                                            407,144            409,559
Property and equipment, net                                          2,353,702          2,160,783
Goodwill, net                                                          265,924            285,010
Prepaid expenses and other assets                                      530,063            439,663
Deferred tax asset                                                     275,669            307,294
                                                             ------------------------------------
                              TOTAL ASSETS                   $     103,572,273  $      99,593,042
                                                             ====================================
LIABILITIES AND EQUITY
Liabilities:
   Deposits                                                  $      87,882,164  $      82,488,216
   Note payable-ESOP                                                   295,420            295,420
   Advances from Federal Home Loan Bank                              2,589,991          4,115,596
   Accrued expenses and other liabilities                              603,779            699,555
   Redeemable common stock held by the ESOP, net of
      earned ESOP shares                                               318,770            508,069
                                                             ------------------------------------
                              TOTAL LIABILITIES                     91,690,124         88,106,856
                                                             ------------------------------------
Commitments and Contingencies (Note 5)
Stockholders Equity:
   Preferred stock                                                           -                  -
   Common stock                                                         10,537             10,537
   Additional paid-in capital                                        4,540,788          4,580,151
   Deferred recognition and retention plan                            (579,268)          (678,576)
   Retained earnings, substantially restricted                       7,664,523          7,279,694
   Accumulated other comprehensive income, unrealized
      gain on securities available for sale, net tax                   359,320            294,380
                                                             ------------------------------------
                              TOTAL EQUITY                          11,995,899         11,486,186
                                                             ------------------------------------

                              LESS TREASURY SHARES                     113,750                  -

                                                             ------------------------------------
                              TOTAL LIABILITIES AND EQUITY   $     103,572,273  $      99,593,042
                                                             ====================================

See Notes to Condensed Financial Statements.

Note:  Extracted from June 30, 1998 audited financial statements.

AF BANKSHARES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                  Three Months Ended               Six Months Ended
                                                                      December 31,                   December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                 1998            1997            1998           1997
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                   $     1,679,318 $     1,671,935 $     3,364,600 $    3,267,311
   Investment securities                                           116,725          90,644         243,953        192,809
   Interest-bearing deposits                                       153,195          55,260         310,788         75,737
                                                            ------------------------------  -----------------------------
                TOTAL INTEREST INCOME                            1,949,238       1,817,839       3,919,341      3,535,857
                                                            ------------------------------  -----------------------------
Interest on deposits and
   advances from FHLB                                              978,598         941,000       2,018,316      1,813,105
                                                            ------------------------------  -----------------------------
                NET INTEREST INCOME                                970,640         876,839       1,901,025      1,722,752
Provision for loan losses                                            5,000             -            10,000           -
                                                            ------------------------------  -----------------------------
                NET INTEREST INCOME
                AFTER PROVISION FOR LOAN
                LOSSES                                             965,640         876,839       1,891,025      1,722,752
                                                            ------------------------------  -----------------------------
Noninterest income                                                 312,166         413,280         526,591        559,610
                                                            ------------------------------  -----------------------------
Noninterest expense:
   Compensation and employee benefits                              573,138         622,223       1,086,867        974,633
   Occupancy                                                       126,622          86,850         235,114        169,863
   Federal insurance                                                17,588          10,699          23,374         21,344
   Data processing and outside service fees                         46,921          40,637          94,022        112,247
   Other operating expense                                         312,130         275,739         541,488        486,146
                                                            ------------------------------  -----------------------------
                                                                 1,076,399       1,036,148       1,980,865      1,764,233
                                                            ------------------------------  -----------------------------
                INCOME BEFORE INCOME TAXES                         201,407         253,971         436,751        518,129
Income taxes                                                        69,191         103,648         157,260        206,435
                                                            ------------------------------  -----------------------------
                NET INCOME                                 $       132,216 $       150,323 $       279,491 $      311,694
                                                            ==============================  =============================

Other comprehensive income, unrealized holding gains (losses)
    arising during the period, net of tax                          103,006         352,393         106,869        185,370
             Less: Gains Included Above                             41,929         260,985          41,929        260,985
                                                            ------------------------------  -----------------------------
                COMPREHENSIVE INCOME                       $       193,293 $       241,731 $       344,431 $      236,079
                                                            ==============================  =============================

Basic Earnings per share of common stock (Note 3)          $          0.13 $          0.16 $          0.28 $         0.32
                                                            ==============  ==============  ==============  =============

Diluted Earnings per share of common stock (Note 3)        $          0.13 $          0.16 $          0.28 $         0.32
                                                            ==============  ==============  ==============  =============

Dividends paid per share of common stock                   $          0.05 $          0.05 $          0.10 $         0.10
                                                            ==============  ==============  ==============  =============

See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                                                                 Six Months Ended
                                                                                            1998                  1997
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                  $           279,491 $             311,694
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                     10,000                   -
       Provision for depreciation                                                           174,047               121,682
       Change in operating assets and liabilities:
           Accrued interest receivable                                                        2,416               (19,829)
           Accrued interest payable                                                         (25,529)               (2,675)
           Prepaid and other assets                                                         (90,400)             (281,893)
           Accounts payable and other liabilities                                           (95,777)               43,460
           Other                                                                            646,073               396,251
                                                                                 ----------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                          900,320               568,690
                                                                                 ----------------------------------------
Cash Flows from Investing Activities
    Purchases of securities available for sale                                           (2,985,810)           (1,975,217)
    Proceeds from securities available for sale                                           3,134,097             1,955,250
    Net originations of loans receivable                                                 (1,312,623)           (5,057,408)
    Purchases of office properties and equipment                                           (351,637)             (728,259)
    Purchases of Insurance Agency                                                               -                (320,000)
    Proceeds from foreclosed real estate                                                     38,115                   -
                                                                                 ----------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (1,477,858)           (6,125,634)
                                                                                 ----------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                      5,419,477             5,637,517
    FHLB Advances                                                                        (1,525,605)            2,486,945
    Repurchase Stock                                                                       (113,750)                    -
    Dividends paid                                                                          (98,166)                    -
                                                                                 ----------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        3,681,956             8,124,462
                                                                                 ----------------------------------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS                        3,104,418             2,567,518
Cash and cash equivalents:
    Beginning                                                                            14,308,009             2,532,505
                                                                                 ----------------------------------------

    Ending                                                                      $        17,412,427 $           5,100,023
                                                                                 ========================================

AF BANKSHARES, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                                       1998                  1997
-----------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $          12,409,563 $           2,148,936
       Noninterest-bearing                                                              5,002,864             2,951,087
                                                                             ------------------------------------------
                                                                            $          17,412,427 $           5,100,023
                                                                             ==========================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $           2,043,845 $           1,667,632
                                                                             ==========================================
       Income taxes                                                         $             209,500 $             230,000
                                                                             ------------------------------------------

See Notes to Condensed Financial Statements.

                               AF BANKSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank and one branch in Alleghany County, North Carolina operating under the trade name, Alleghany First Bank. The Bank has an insurance subsidiary operating under the trade name AF Ashelande Insurance Service, in West Jefferson, AF Brown Insurance Agency in Wilkesboro, and AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, North Carolina. The Company has a brokerage service subsidiary, operating as AF Brokerage, Inc., which serves Ashe and Alleghany Counties. On April 15, 1996, the Board of Directors of Ashe Federal Bank (the "Bank") adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, MHC a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

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

On January 27, 1999, the Bank filed notice with the OTS of its intention to open a branch office in Watauga County to operate under the name Appalachian First Bank. Management intends to operate Appalachian First Bank as a loan production office until deposit services are desirable in Watauga County, at which time the office will be converted to a full service branch. Appalachian First is expected to open during the third quarter of the fiscal year ending June 30, 1999.

Management believes that the Company's customers perceive "financial services" to include three elements: funds transfer including checking accounts and savings instruments, insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. During the 1998 fiscal year, the Company acquired two insurance agencies to satisfy the insurance portion of its customers' expectations.

During the three month period ending September 30, 1998, the Company began offering brokerage services through a subsidiary, AF Brokerage, Inc., which has applied to become a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company currently conducts brokerage services as a branch of a third party vendor but will operate independently once its regulatory applications are approved. The Company expects to receive approval to operate with its broker/dealer registration prior to the end of the fiscal year.

During the three months ended September 30, 1998, the Company purchased 5,000 shares of its common stock at $19.50 a share for a total price of $97,500. During the three months ended December 31, 1998, the Company purchased 1,300 shares of its common stock at $12.50 for a total price of $16,250. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1998, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 1997 financial statements, which are included in the Company's form 10-KSB for the year ended June 30, 1998.

NOTE 3. EARNINGS PER SHARE

The Bank's basic and diluted earnings per share for the three and six month periods ended December 31, 1998 is based on a weighted average of 993,172 and 991,512 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the second quarter of fiscal year ended June 1999, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Bank's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans and Statement of Financial Standards Number 128.

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


NOTE 5.     CASH DIVIDENDS

Dividends of $102,460 were accrued and distributed during the six months ended December 31, 1998.


NOTE 6.      COMPREHENSIVE INCOME

The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the six month period ended December 31, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The financial statements for the three and six months ended December 31, 1997 have also been restated to reflect the new statement.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND JUNE 30, 1998:

Total assets increased by $4.0 million or 4.0% to $103.6 million at December 31, 1998 from $99.6 million at June 30, 1998. The increase in assets was the result of an increase of $1.3 million, or 1.79%, in loans receivable, net, and an increase of $3.1 million or 21.7% in cash and cash equivalents, from June 30, 1998 to December 31, 1998. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Management believes that the increase in cash and cash equivalents is primarily a result of both an increase of $5.4 million dollars in deposits and an increase in portfolio loan refinances being sold in the secondary market.

The Bank's level of advances from the Federal Home Loan Bank ("FHLB") decreased $1.5 million from $4.1 million at June 30, 1998 to $2.6 million at December 31, 1998. This decrease was a result of FHLB advances that matured and were liquidated during the six months ended December 31, 1998. The remaining FHLB advances have high prepayment penalties; therefore, management intends to keep these advances until maturity.

The Company's net investment in property and equipment increased $193,000 or 8.9% to $2.4 million at December 31, 1998, primarily a result of acquiring the necessary equipment and furniture for AF Brokerage, Inc. AF Brokerage, Inc. began operations on August 1, 1998; therefore, all furniture and equipment for this subsidiary was purchased during the six month period ending December 31, 1998.

The Bank's deposits increased by $5.4 million, or 6.5%, from $82.5 million at June 30, 1998 to $87.9 million at December 31, 1998. Management believes that the increase in deposits is attributable to its marketing efforts directed towards increasing balances in savings and transaction accounts. During the six month period ending December 31, 1998, the Bank's savings and transaction accounts increased $5.3 million from a net gain of 889 new accounts.

At December 31, 1998, retained earnings increased $385,000 or 5.3% to $7.7 million dollars as a result of earnings of $279,491, an increase for the fair market value adjustment for ESOP stock in the amount of $189,000 and a reduction for dividends of $102,000. Additional paid in capital decreased by $39,000 or 0.9% to $4.5 million at December 31, 1998 as a result of repurchasing 6,300 shares of the Company's common stock. Deferred recognition and retention plan ("RRP") decreased by $99,300 as a result of recognizing the vesture of additional RRP shares. At December 31, 1998, the Bank's regulatory capital amounted to $11.6 million compared to $11.2 million at June 30, 1998, which as a percentage of total assets was 11.2% and was considerably in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $190,800 at December 31, 1998 compared to $24,000 at June 30, 1998. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of $19,800 during the six month period ended December 31, 1998 compared to recoveries, net of charge offs, of $17,500 for the comparable period ended December 31, 1997. As a result and based on management's analysis of its allowances, a $10,000 provision for additional loan loss allowance was made for the six month period ended December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997:

GENERAL. Net income for the three and six month periods ended December 31, 1998 was $132,216 and $279,491 respectively or $18,107 less and $32,203 less than the $150,323 and $311,694 earned during the same periods in 1997. Changes in the net income during the comparable three and six month periods were primarily attributable to the start up expenses for the Company's brokerage division, AF Brokerage, Inc., and the costs associated with the Bank's branch office in Alleghany County, Alleghany First. The expenses incurred during the three and six month periods ended December 31, 1998, from Alleghany First and AF brokerage, Inc. are projected to decrease during the future periods of the fiscal year ending June 30, 1999. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $131,399 or 7.23% from $1,817,839 for the three month period ended December 31, 1997 to $1,949,238 for the three month period ended December 31, 1998. Interest income increased by $383,484 or 10.85% from $3,535,857 for the six month period ended December 31, 1997 to $3,919,341 for the six month period ended December 31, 1998. These increases were attributable to a change in the volume and mix of interest-earning assets outstanding, offset by the drop in the prime rate of interest during the six months ended December 31, 1998. Interest income on interest-bearing deposits increased by $97,935 from $55,260 for the three month period ended December 31, 1997 to $153,195 for the three month period ended December 31, 1998. Interest income on interest-bearing deposits increased $235,051 from $75,737 for the six month period ended December 31, 1997 to $310,788 for the six month period ended December 31, 1998. Management believes that the increase in interest earned on interest-bearing deposits is primarily a result of an increased balance in the Bank's account at the Federal Home Loan Bank. This account balance has increased primarily from both an increase of $5.4 million dollars in deposits and an increase in portfolio loan refinances being sold in the secondary market.

INTEREST EXPENSE. Interest expense increased by $37,598 or 4.00% from $941,000 for the three months ended December 31, 1997 to $978,598 for the three month period ended December 31, 1998. Interest expense increased $205,211 or 11.32% from $1,813,105 for the six months ended December 31, 1997 to $2,018,316 for the six month period ended December 31, 1998. The increase is the result of an increase in the average outstanding balances in the level of deposits for the period ended December 31, 1998 as compared to the similar period in 1997. However, the average rate for deposits was lower at December 31, 1998 than for the comparable period in 1997, and was an offsetting factor to interest expense.

NET INTEREST INCOME. Net interest income increased by $93,800 or 10.70% from $876,839 for the three month period ended December 31, 1997 to $970,640 for the three months ended December 31, 1998. Net interest income increased by $178,273 or 10.35% from $1,722,752 for the six month period ended December 31, 1997 to $1,901,025 for the six month period ended December 31, 1998. The increase is a result of increased average outstanding balances in interest-earning assets and an improved interest rate spread in effect during the period. The benefits derived from average lower rates paid on deposit were partially offset by the decline in the prime rate of interest during three and six months ended December 31, 1998.

PROVISION FOR LOAN LOSSES. Management made an additional $5,000 and $10,000 provision for loan losses during the three and six month period ended December 31, 1998 respectively. During the three and six month period ended December 31, 1997, no provisions were made. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made an additional provision for loan loss allowances during the three and six month period ended

December 31, 1998 based upon an analysis of its reserves. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three and six month period ended December 31, 1998; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At December 31, 1998, the Bank's level of general valuation allowances for loan losses amounted to $1.2 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income decreased by $101,114 from $413,280 for the three month period ended December 31, 1997 to $312,166 for the three months ended December 31, 1998. Non-interest income decreased $33,019 from $559,610 for the six month period December 31, 1997 to $526,591 for the six month period ended December 31, 1998. The decreases were primarily attributable to the sale of FHLMC stock during the three and six month period ended December 31, 1997 to offset the costs associated with the RRP. This cost was partially offset by income earned from the sale of investment products totaling $51,000 and increased revenues generated from insurance sales during the six months ended December 31, 1998.

NON-INTEREST EXPENSE. Non-interest expense increased by $40,251 or 3.88% from $1,036,148 for the three months ended December 31, 1997 to $1,076,399 for the three months ended December 31, 1998. Non-interest expense increased by $216,632 or 12.28% for the six month period ended December 31, 1997 to $1,980,865 for the six month period ended December 31, 1998. Increases for non-interest expense for the three month period are primarily attributable to an increase in occupancy expenses offset by a decrease in compensation costs. Compensation costs decreased by $49,085 for the three month period ended December 31, 1998, primarily as the result of the cost of the Company's RRP that had immediate vesture of one year on December 31, 1997. The increase in non-interest expense for the six month period ended December 31, 1998 is primarily a result of increases in compensation and occupancy costs. Compensation increased $112,234 during the six months ended December 31, 1998 as compared to the same period in 1997, primarily due to compensation costs for AF Brokerage, Inc. and Alleghany First. Occupancy cost increased by $65,251 for the six month period ended December 31, 1998, because of the costs associated with the new branch location in Sparta, AF Brokerage, Inc. and computer equipment acquired to address the year 2000 problem.

CAPITAL RESOURCES AND LIQUIDITY.

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan demand and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. Funds are primarily provided through financial resources from operating activities, expansion of the deposit base, borrowings, through the sale or maturity of investments, the ability to raise equity capital, or maintenance of shorter term interest-earning deposits.

As of December 31, 1998, cash and cash equivalents, a significant source of liquidity, totaled $17.4 million. A significant portion of this amount is a direct result of the Bank selling loans in the secondary market and retaining the proceeds in the Bank's FHLB account.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. During the quarter ended December 31, 1997 the OTS reduced the required level of liquidity to 4% from 5%, eliminated the short term liquidity requirement and imposed a new requirement that savings associations generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at December 31, 1998, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to improve the Company's interest rate risk exposure. The program emphasizes the originations of five-year fixed rate balloon mortgages, adjustable rate mortgages, selling long term fixed rate loans to the secondary market, shorter term consumer and commercial loans, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of deposit accounts that can be repriced rapidly.

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

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company replaced all of its computer systems in the fall of 1997 with year 2000 compliant systems. The Company's internal software remediation, replacement, and testing efforts are substantially complete with full completion scheduled for May 1999. The Company's most critical external exposure to year 2000 lies with its data processing provider, Fiserv Orlando. Fiserv renovated its systems in June 1998 and tested its remediation efforts in October 1998. The test results, which were made available in December 1998, revealed that there were two minor problems which have since been corrected. The first problem occurred in the General Ledger portion of the program, and the second problem occurred mainly because of the way the test loan accounts were aged. The General Ledger fixes, which have already been applied, are scheduled to be re-tested in February 1999, and the loan test conditions are being modified and will be re-tested in April 1999 and again in October 1999. Fiserv estimates that it is 98% complete with it's remediation and testing efforts and expects to have all of its systems year 2000 compliant by April 1999. In addition, the Company tested its systems online with Fiserv's system in November 1998. One purpose of the test was to test all transactions using test data created in a test institution to validate Fiserv's remediation efforts to date. The second purpose of the test was to test the communication hardware under the direct control of the testing parties. The test was successful and correctly validated the testing objectives. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches.

As noted, the Company has replaced all of its computers and printers at a cost of $244,000. Software costs amounted to $101,000 and include internal software for accounts payable, fixed assets, payroll and insurance agency management. Management believes that all material costs to prepare for the year 2000 that are under the direct control of the Company have been incurred. The remaining costs are expected to amount to less than $10,000.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv Orlando's data processing capacity.

The Company is in contact with its electric utility and the utility's staff regularly updates the Company as to its progress. Assurances have been given that no major problems exist and that the electric company will have all year 2000 problems addressed well before December 31, 1999. If the electric utility is unable to certify that its renovation is completed by June 30, 1999, the Company will acquire portable generators with sufficient capacity to run the system servers and at least one workstation in each branch office.

The Company uses two telephone utilities: Skyline Telephone Membership Corporation and Sprint. Skyline Telephone has tested its system with the Company and had no date related problems. Service between Fiserv Orlando and the Company is the contractual responsibility of Fiserv Orlando. Fiserv will certify to communications by April 1999.

To prevent difficulties in the event there is an unforeseen interruption in either telephone or electrical service when the year changes, the Company will print hard copies of all account information. In addition, the Company will download all account information into programs on the Company's hardware that will allow bank personnel to extract customer information without regard to outside sources. Additionally, the Company stores customer information on retrievable media in house. The insurance agency's computer hardware and software has been tested, validated, and found to be year 2000 compliant.

Fiserv Orlando has responded to the Company that renovation of its program is virtually complete. In the event that Fiserv Orlando is unable to make the necessary corrections to its programs to accommodate the Year 2000, the Company will convert its data to one of the other Fiserv programs that is able to operate in the 2000 environment.

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

        Item 2.  Changes in Securities and Use of Proceeds

                    Not applicable


        Item 3.  Defaults Upon Senior Securities
                  Not applicable

        Item 4.  Submission of Matters to a Vote of  Security Holders

                 The Company held an Annual Meeting of Stockholders on November 2, 1998. The purpose of the meeting was to vote on the following proposals.

                 1. Election of two directors, Frank E. Roland and Jerry L.
                    Roten, for terms of three years each;

                 2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending June 30, 1999;

                 Both proposals were approved at the meeting.

        Item 5.  Other Information

                  Not applicable

        Item 6.  Exhibits and Reports on Form 8-K

                 Exhibit 27 - Financial Data Scheudle*




*Filed in electronic format only.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AF BANKSHARES, INC.


         Dated 2/9/99             By: /s/ James A. Todd
               --------------        -------------------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

         Dated 2/9/99             By: /s/ Melanie Paisley Miller
               --------------        -------------------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer