Form 10QSB
period 1999-03-31
AF BANKSHARES INC
filed 1999-05-07
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


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

                           206 South Jefferson Avenue
                      WEST JEFFERSON, NORTH CAROLINA 28694
               (Address of principal executive office) (Zip code)

                                 (336)-246-4344
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of April 30, 1999 there were issued and outstanding 1,053,678 shares of the Registrant's common stock, $.01 par value

Transitional Small Business Disclosure Format: Yes    No U
                                                  ---   ---

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                            Pages
                                                                          -----

         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
March 31, 1999 (unaudited) and June 30, 1998                              1

Condensed Consolidated Statements of Income and Comprehensive Income
for the Three and Nine Months ended  March 31, 1999 and 1998
(unaudited)                                                               2

Condensed Consolidated Statements of Cash Flows for the Nine Months
ended March 31, 1999 and 1998 (unaudited)                                 3 - 4

Condensed notes to financial statements                                   5 - 7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                              8 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                       14
         Item 2.  Changes in Securities and Use of Proceeds               14
         Item 3.  Defaults upon Senior Securities                         14
         Item 4.  Submission of Matters to a Vote of Security Holders     14
         Item 5.  Other Information                                       14
         Item 6.  Exhibits and Reports on Form 8-K                        14
         Signatures                                                       15

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1999 AND JUNE 30, 1998


ASSETS
                                                                     March 31,         June 30,
                                                                       1999              1998
-------------------------------------------------------------------------------------------------
                                                                    (Unaudited)          Note
Cash and cash equivalents:
   Interest-bearing deposits                                 $       7,084,134  $      11,358,167
   Noninterest-bearing deposits                                      6,024,984          2,949,842
Certificates of deposit                                                198,000            198,000
Investment securities:
   Available for sale, at estimated market value                    11,309,700          8,094,739
   Held to maturity, at cost                                           100,000            100,000
   FHLB stock                                                          624,000            624,000
Loans receivable, net                                               76,236,489         72,627,870
Real estate owned                                                       59,000             38,115
Accrued interest receivable                                            490,023            409,559
Property and equipment, net                                          2,456,068          2,160,783
Goodwill, net                                                          256,381            285,010
Prepaid expenses and other assets                                      593,948            439,663
Deferred tax asset                                                     316,374            307,294
                                                             ------------------------------------
                              TOTAL ASSETS                   $     105,749,100  $      99,593,042
                                                             ====================================
LIABILITIES AND EQUITY
Liabilities:
   Deposits                                                  $      89,803,123  $      82,488,216
   Note payable-ESOP                                                   295,420            295,420
   Advances from Federal Home Loan Bank                              2,577,178          4,115,596
   Accrued expenses and other liabilities                              733,811            699,555
   Redeemable common stock held by the ESOP, net of
      earned ESOP shares                                               175,634            508,069
                              TOTAL LIABILITIES                     93,585,166         88,106,856
Commitments and Contingencies (Note 5)
Stockholders Equity:
   Preferred stock                                                           -                  -
   Common stock                                                         10,537             10,537
   Additional paid-in capital                                        4,610,792          4,580,151
   Deferred recognition and retention plan                            (529,614)          (678,576)
   Retained earnings, substantially restricted                       7,869,630          7,279,694
   Accumulated other comprehensive income, unrealized
      gain on securities available for sale, net tax                   316,340            294,380
                                                             ------------------------------------
                              TOTAL EQUITY                          12,277,684         11,486,186
                                                             ------------------------------------

                              LESS TREASURY SHARES                     113,750                  -

                                                             ------------------------------------
                              TOTAL LIABILITIES AND EQUITY   $     105,749,100 $       99,593,042
                                                             ====================================

See Notes to Condensed Financial Statements.

Note:  Extracted from June 30, 1998 audited financial statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                    Three Months Ended              Nine Months Ended
                                                                         March 31,                       March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                    1999            1998            1999           1998
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans                                                   $     1,646,694 $     1,705,010 $     5,011,294 $    4,972,321
   Investment securities                                           125,739          95,564         369,692        288,373
   Interest-bearing deposits                                       157,812          64,584         468,600        140,321
                                                           --------------------------------------------------------------
                TOTAL INTEREST INCOME                            1,930,244       1,865,158       5,849,585      5,401,015
                                                           --------------------------------------------------------------
Interest on deposits and
   advances from FHLB                                              971,457         947,435       2,989,773      2,760,540
                                                           --------------------------------------------------------------
                NET INTEREST INCOME                                958,787         917,723       2,859,812      2,640,475
Provision for loan losses                                           10,000               -          20,000              -
                                                           --------------------------------------------------------------
                NET INTEREST INCOME
                AFTER PROVISION FOR LOAN
                LOSSES                                             948,787         917,723       2,839,812      2,640,475
                                                           --------------------------------------------------------------
Noninterest income                                                 366,956         182,351         893,547        741,961
                                                           --------------------------------------------------------------
Noninterest expense:
   Compensation and employee benefits                              621,265         396,981       1,708,132      1,371,614
   Occupancy                                                       127,940         111,101         363,054        280,964
   Federal insurance                                                12,850          11,055          36,225         32,399
   Data processing and outside service fees                         53,428          45,499         147,450        157,746
   Other operating expense                                         301,060         256,654         842,548        742,800
                                                           --------------------------------------------------------------
                                                                 1,116,542         821,290       3,097,407      2,585,523
                                                           --------------------------------------------------------------
                INCOME BEFORE INCOME TAXES                         199,202         278,784         635,953        796,913
Income taxes                                                        76,683         123,392         233,943        329,827
                                                           ------------------------------- ------------------------------
                NET INCOME                                 $       122,519 $       155,392 $       402,010 $      467,086
                                                           =============== =============== =============== ==============

Other comprehensive income, unrealized holding gains
    (losses) arising during the period, net of tax                  31,893         284,921         138,761        209,306
             Less: Gains Included Above                             74,873         260,985         116,801        260,985
                                                           --------------------------------------------------------------
                COMPREHENSIVE INCOME                       $        79,540 $       179,328 $       423,970 $      415,407
                                                           =============== =============== =============== ==============
Basic Earnings per share of common stock (Note 3)          $          0.12 $          0.16 $          0.40 $         0.48
                                                           =============== =============== =============== ==============
Diluted Earnings per share of common stock (Note 3)        $          0.12 $          0.16 $          0.40 $         0.48
                                                           =============== =============== =============== ==============
Dividends paid per share of common stock                   $          0.05 $          0.05 $          0.15 $         0.15
                                                           =============== =============== =============== ==============

See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                  Nine Months Ended
                                                                                              1999                 1998
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                  $           402,010 $             467,086
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                     20,000                     -
       Provision for depreciation                                                           261,109               194,456
       Change in operating assets and liabilities:
           Accrued interest receivable                                                      (80,464)              (17,444)
           Accrued interest payable                                                         (14,001)               14,672
           Prepaid and other assets                                                        (154,285)              (69,307)
           Accounts payable and other liabilities                                            34,256               114,648
           Other                                                                            289,639               615,389
                                                                                -----------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                          758,264             1,319,500
                                                                                -----------------------------------------
Cash Flows from Investing Activities
    Purchases of securities available for sale                                           (8,568,004)           (3,627,252)
    Proceeds from securities available for sale                                           5,413,092             2,955,250
    Net originations of loans receivable                                                 (3,628,619)           (3,715,140)
    Purchases of office properties and equipment                                           (675,720)             (944,939)
    Purchases of Insurance Agency                                                                 -              (320,000)
    Proceeds from foreclosed real estate                                                    (20,885)                     -
                                                                                -----------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (7,480,136)           (5,652,081)
                                                                                -----------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                      7,328,908             8,953,613
    FHLB Advances                                                                        (1,538,418)            2,474,158
    Repurchase Stock                                                                       (113,750)                    -
    Dividends paid                                                                         (153,759)             (152,147)
                                                                                -----------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,522,981            11,275,624
                                                                                -----------------------------------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS                       (1,198,891)            6,943,043
Cash and cash equivalents:
    Beginning                                                                            14,308,009             2,532,505
                                                                                -----------------------------------------
    Ending                                                                      $        13,109,118 $           9,475,548
                                                                                =========================================

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                          1999                  1998
-----------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $           7,084,134 $           6,037,877
       Noninterest-bearing                                                              6,024,984             3,437,671
                                                                            -------------------------------------------
                                                                            $          13,109,118 $           9,475,548
                                                                            ===========================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $           3,003,774 $           2,597,719
                                                                            ===========================================
       Income taxes                                                         $             264,500 $             390,000
                                                                            -------------------------------------------

See Notes to Condensed Financial Statements.

                              AF BANKSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank, one branch in Alleghany County, North Carolina operating under the trade name, Alleghany First Bank and one branch in Watauga County operating under the trade name Appalachian First Bank. The Company has an insurance subsidiary operating under the trade name AF Ashelande Insurance Service, in West Jefferson, AF Brown Insurance Agency in Wilkesboro, and AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, North Carolina. The Company has a brokerage service subsidiary, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga Counties. On April 15, 1996, the Board of Directors of Ashe Federal Bank adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, MHC a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

At the Bank's annual meeting held on December 8, 1997, the shareholders of Ashe Federal Bank approved the Ashe Federal Bank 1997 Stock Option Plan; the Ashe Federal Bank 1997 Recognition and Retention Plan; a change in the Bank's federal stock charter, changing the corporate name to AF Bank and approved a plan of reorganization providing for the establishment of AF Bankshares, Inc., as a federally chartered stock holding company parent of the Bank. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company and the Company became a majority owned subsidiary of AsheCo, MHC, the Bank's mutual holding company.

On December 11, 1997, the Bank filed notice with the Office of Thrift Supervision ("the OTS"), of its intention to open a branch office in Alleghany County to operate under the name Alleghany First Bank. Subsequent to the notice filed with the OTS, the Bank published public notice of its intent in the Alleghany News and the Jefferson Post. No public objection was filed within the ten day period then allowed under OTS regulations; therefore the OTS notified the Bank that it had no objection to the planned branch on January 15, 1997. The Bank opened the new office, Alleghany First Bank, on March 18, 1997. Additionally, the Bank's insurance agency subsidiary offers property, casualty, health and life insurance products within the Alleghany facility.

On January 27, 1999, the Bank filed notice with the OTS of its intention to open a branch office in Watauga County to operate under the name Appalachian First Bank, and published public notice. No public objection was filed; therefore the OTS notified the Bank that it had no objection to the planned branch on March 1, 1999. The Bank opened the new branch office, in Watauga County operating under the trade name Appalachian First, on March 1, 1999. Two experienced loan officers and a loan customer service representative from the Watagua County market operate this branch office. Management does not plan to solicit retail deposits at the present time, because, the Company's primary strategy is to generate quality earning assets to foster loan portfolio growth. Entry in the Watauga market significantly expands the Company's potential to market its insurance and non-insured investment products to a larger and more diverse market.

During the third quarter of the fiscal year ending June 30, 1999, the Company entered into an agreement to purchase an insurance agency located in Lenior, North Carolina. The purchase of assets was completed on April 1, 1999. The insurance office in Lenior will operate under the trade name, AF Blair Insurance Agency. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance subsidiary a more profitable investment by increasing the economies of scale and adding to the products that are available for delivery to the Company's customers.

Management believes that the Company's customers perceive "financial services" to include three elements: funds transfer including checking accounts and savings instruments, insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. During the 1998 fiscal year, the Company acquired two insurance agencies to satisfy the insurance portion of its customers' expectations. The Company continues to seek opportunities to increase it market penetration for insurance services. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., which has applied to become a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company currently conducts brokerage services as a branch of a third party broker dealer but will operate independently once its regulatory applications are accepted. The Company expects to be accepted into membership in the NASD prior to the end of the fiscal year. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets that enhance the Company's value and earnings potential in the long term.

During the three months ended September 30, 1998, the Company purchased 5,000 shares of its common stock at $19.50 a share for a total price of $97,500. During the three months ended March 31, 1999, the Company purchased 1,300 shares of its common stock at $12.50 for a total price of $16,250. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2.BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1998, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 1999.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 1998 financial statements, which are included in the Company's form 10-KSB for the year ended June 30, 1998.

NOTE 3.EARNINGS PER SHARE

The Bank's basic and diluted earnings per share for the three and nine month periods ended March 31, 1999 are based on a weighted average of 997,083 and 993,443 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the third quarter of fiscal year ended June 1999, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Bank's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans and Statement of Financial Standards Number 128.


NOTE 4.     INCENTIVE PLAN

On August 19, 1998 the Bank's board of directors approved the AF Bank 1997 Recognition and Retention Plan (RRP), established a Recognition and Retention Plan Trust to be used to hold awards to be made under the RRP and agreed to issue an additional 53,678 shares of the Bank's stock to be issued as the shares are vested by the eligible participants in the plan. On the same date, the Bank's board of directors approved the AF Bank 1997 Stock Option Plan (Option
Plan) and approved the allocation of 21,322 authorized but unissued shares of AF Bank Common Stock to be reserved for issuance upon exercise of options granted under the Option Plan. Both the RRP and the Option Plan were approved by the minority shareholders of AF Bank at the December 8, 1998 annual meeting. The terms of the RRP provided that the eligible participants are vested at the beginning of the period. The Company adopted the RRP and the Option Plan on the effective date of the reorganization into a two-tier mutual holding company.


NOTE 5.     CASH DIVIDENDS

Dividends of $153,759 were accrued and distributed during the nine months ended March 31, 1999.


NOTE 6.      COMPREHENSIVE INCOME

The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the nine month period ended March 31, 1999. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The financial statements for the three and nine months ended March 31, 1998 have also been restated to reflect the new statement.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND JUNE 30, 1998:

Total assets increased by $6.2 million or 6.2% to $105.7 million at March 31, 1999 from $99.6 million at June 30, 1998. The increase in assets was the result of an increase of $3.6 million, or 5.0%, in loans receivable, net, and an increase of $3.2 million or 39.7% in investment securities, available for sale at estimated market value, from June 30, 1998 to March 31, 1999. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Management believes that the increase in investment securities and net loans outstanding, is primarily a result of both an increase of $7.3 million dollars in deposits and an increase in portfolio loan refinances being sold in the secondary market.

Interest-bearing deposits decreased $4.3 million or 37.6% to $7.1 million at March 31, 1999 from $11.4 million at June 30, 1998. This decrease is primarily due to shifting the interest-bearing deposits into investment securities, available for sale, where the Company can earn a higher rate of return.

The Bank's level of advances from the Federal Home Loan Bank ("FHLB") decreased $1.5 million from $4.1 million at June 30, 1998 to $2.6 million at March 31, 1999. This decrease was a result of FHLB advances that matured and were liquidated during the nine months ended March 31, 1999. The remaining FHLB advances have high prepayment penalties; therefore, management intends to keep these advances until maturity.

The Company's net investment in property and equipment increased $295,000 or 13.7% to $2.5 million at March 31, 1999, primarily a result of acquiring the necessary equipment and furniture for AF Brokerage, Inc and Appalachian First Bank and the leasehold improvements for Appalachian First Bank. AF Brokerage, Inc. began operations on August 1, 1998 and Appalachian First began operations March 1, 1999; therefore, all furniture and equipment for these subsidiaries were purchased during the nine month period ending March 31, 1999.

The Bank's deposits increased by $7.3 million, or 8.9%, from $82.5 million at June 30, 1998 to $89.8 million at March 31, 1999. Management believes that the increase in deposits is attributable to its marketing efforts directed towards increasing balances in savings and transaction accounts. During the nine month period ending March 31, 1999, the Bank's savings and transaction accounts increased $7.4 million from a net gain of 1,311 new accounts. Management intends to continue its marketing efforts to increase these lower cost core deposits.

At March 31, 1999, retained earnings had increased $590,000 or 8.1% to $7.9 million dollars as a result of earnings of $402,010, an increase for the fair market value adjustment for ESOP stock in the amount of $332,000 and a reduction for dividends of $154,000. Additional paid in capital increased by $31,000 or 0.7% to $4.6 million at March 31, 1999 as a result of repurchasing 6,300 shares of the Company's common stock offset by recognizing a market adjustment for ESOP stock. Deferred recognition and retention plan ("RRP") decreased by $149,000 as a result of recognizing the vesture of additional RRP shares. At March 31, 1999, the Bank's regulatory capital amounted to $12.0 million compared to $11.2 million at June 30, 1998, which as a percentage of total assets was 11.3% and was considerably in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $136,000 at March 31, 1999 compared to $24,000 at June 30, 1998. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of $69,400 during the nine month period ended March 31, 1999 compared to recoveries, net of charge offs, of $25,400 for the comparable period ended March 31, 1998. As a result and based on management's analysis of its allowances, a $20,000 provision for additional loan loss allowance was made for the nine month period ended March 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998:

GENERAL. Net income for the three and nine month periods ended March 31, 1999 was $122,519 and $402,010 respectively or $32,873 less and $65,076 less than the $155,392 and $467,086 earned during the same periods in 1998. Changes in the net income during the comparable three and nine month periods were primarily attributable to the start up expenses for the Company's brokerage division, AF Brokerage, Inc., the costs associated with the Bank's branch office in Watagua County, Appalachian First Bank, and the addition of employees in order to prepare the Company for future expansion. The expenses incurred during the three and nine month periods ended March 31, 1999, from Appalachian First and AF Brokerage, Inc. are projected to decrease during the future periods of the fiscal year ending June 30, 1999. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $65,086 or 3.49% from $1,865,158 for the three month period ended March 31, 1998 to $1,930,244 for the three month period ended March 31, 1999. Interest income increased by $448,570 or 8.31% from $5,401,015 for the nine month period ended March 31, 1998 to $5,849,585 for the nine month period ended March 31, 1999. These increases were attributable to a change in the volume and mix of interest-earning assets outstanding, offset by the drop in the prime rate of interest during the nine months ended March 31, 1999. Interest income on interest-bearing deposits increased by $93,228 from $64,584 for the three month period ended March 31, 1998 to $157,812 for the three month period ended March 31, 1999. Interest income on interest-bearing deposits increased $328,279 from $140,321 for the nine month period ended March 31, 1998 to $468,600 for the nine month period ended March 31, 1999. Management believes that the increase in interest earned on interest-bearing deposits is primarily a result of an increased balance in the Bank's deposit balances. This balance has increased from both an increase of $7.3 million dollars in deposits and an increase in portfolio loan refinances being sold in the secondary market.

INTEREST EXPENSE. Interest expense increased by $24,022 or 2.54% from $947,435 for the three months ended March 31, 1998 to $971,457 for the three month period ended March 31, 1999. Interest expense increased $229,233 or 8.30% from $2,760,540 for the nine months ended March 31, 1998 to $2,989,773 for the nine month period ended March 31, 1999. The increase is the result of an increase in the average outstanding balances in the level of deposits for the period ended March 31, 1999 as compared to the similar period in 1998. However, the average rate for deposits was lower at March 31, 1999 than for the comparable period in 1998, and was an offsetting factor to interest expense.

NET INTEREST INCOME. Net interest income increased by $41,064 or 4.47% from $917,723 for the three month period ended March 31, 1998 to $958,787 for the three months ended March 31, 1999. Net interest income increased by $219,337 or 8.31% from $2,640,475 for the nine month period ended March 31, 1998 to $2,859,812 for the nine month period ended March 31, 1999. The increase is a result of increased average outstanding balances in interest-earning assets and an improved interest rate spread in effect during the period. The benefits derived from average lower rates paid on deposit were partially offset by the decline in the prime rate of interest during three and nine months ended March 31, 1999.

PROVISION FOR LOAN LOSSES. Management made an additional $10,000 and $20,000 provision for loan losses during the three and nine month period ended March 31, 1999 respectively. During the three and nine month period ended March 31, 1998, no provisions were made. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made an additional provision for loan loss allowances during the three and nine month period ended March 31, 1999 based upon an analysis of its reserves. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three and nine month period ended March 31, 1999; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At March 31, 1999, the Bank's level of general valuation allowances for loan losses amounted to $1.1 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $184,605 from $182,351 for the three month period ended March 31, 1998 to $366,956 for the three months ended March 31, 1999. Non-interest income increased $151,586 from $741,961 for the nine month period March 31, 1998 to $893,547 for the nine month period ended March 31, 1999. The increases were primarily attributable to the sale of FHLMC stock and other investment products during the three and nine month periods ended March 31. The gain on sale of these investment products totaled $116,800. Increased revenues generated from insurance sales and rental income generated from the Company's brokerage activities during the nine months ended March 31, 1999, was also a contributing factor in the increase in non-interest income.

NON-INTEREST EXPENSE. Non-interest expense increased by $295,252 or 35.95% from $821,290 for the three months ended March 31, 1998 to $1,116,542 for the three months ended March 31, 1999. Non-interest expense increased by $511,884 or 19.80% for the nine month period ended March 31, 1998 to $3,097,407 for the nine month period ended March 31, 1999. Increases for non-interest expense for the three month period are primarily attributable to an increase in occupancy expenses and in compensation costs. Compensation costs increase by $224,284 for the three month period ended March 31, 1999, primarily as the result of adding employees in the Bank' newest branch, Appalachian First Bank, the Company's subsidiary, AF Brokerage, Inc. and additional insurance employees. The total number of employees increased by fourteen from fifty-three to sixty-six at March 31, 1999. The increase in non-interest expense for the nine month period ended March 31, 1999 is primarily a result of increases in compensation and occupancy costs. Compensation increased $336,518 during the nine months ended March 31, 1999 as compared to the same period in 1998, primarily due to compensation costs for AF Brokerage, Inc. and Appalachian First Bank. Occupancy cost increased by $82,090 for the nine month period ended March 31, 1999, because of the costs associated with the new branch, Appalachian First Bank, AF Brokerage, Inc. and computer equipment acquired to address the year 2000 problem.

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

As of March 31, 1999, cash and cash equivalents, a significant source of liquidity, totaled $13.1 million. A significant portion of this amount is a direct result of the Bank selling loans in the secondary market and retaining the proceeds in the Bank's FHLB account.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. During the quarter ended March 31, 1998 the

OTS reduced the required level of liquidity to 4% from 5%, eliminated the short term liquidity requirement and imposed a new requirement that savings associations generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at March 31, 1999, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to improve the Company's interest rate risk exposure. The program emphasizes the originations of three and five-year fixed rate balloon mortgages, adjustable rate mortgages, selling long term fixed rate loans to the secondary market, shorter term consumer and commercial loans, the investment of excess cash in short or intermediate term interest-earning assets, and the solicitation of deposit accounts that can be repriced rapidly.

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

The Company's year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company replaced all of its computer systems in the fall of 1998 with year 2000 compliant systems. The Company's internal software remediation, replacement, and testing efforts are substantially complete with full completion scheduled for July 1999. The Company's most critical external exposure to year 2000 lies with its data processing provider, Fiserv Orlando. Fiserv renovated its systems in June 1998 and tested its remediation efforts in October 1998. The test results, which were made available in March 1998, revealed that there were two minor problems which have since been corrected. The first problem occurred in the General Ledger portion of the program, and the second problem occurred mainly because of the way the test loan accounts were aged. The General Ledger fixes, which have already been applied, were re-tested in February 1999, and no problems were found. The loan test conditions are being modified and will be re-tested in October 1999. Fiserv estimates that it has completed with it's remediation and testing efforts of the Company's mission critical systems. In addition, the Company tested its systems online with Fiserv's system in November 1998. One purpose of the test was to test all transactions using test data created in a test institution to validate Fiserv's remediation efforts to date. The second purpose of the test was to test the communication hardware under the direct control of the testing parties. The test was successful and correctly validated the testing objectives. In addition, the Company has contacted its major customers and vendors to inquire about their progress in addressing the year 2000 problem and does not believe that the problems of such customers and vendors will have a material adverse effect on the Company or its operations. The Company will continue to monitor the progress of these parties in addressing the year 2000 problem as the new millennium approaches.

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

The Company is in contact with its electric utility and the utility's staff regularly updates the Company as to its progress. Assurances have been given that no major problems exist and that the electric company will have all year 2000 problems addressed before June 30, 1999. The utility company has further assured the Company that contingency plans are in place for any unforeseen problems that may exist. The Company has ordered a fixed generator with sufficient capacity to run the system servers and workstations at the West Jefferson branch office in case that the Company experiences power outages The generator is expected to be installed before June 30, 1999.

The Company uses two telephone utilities: Skyline Telephone Membership Corporation and Sprint. Skyline Telephone has tested its system with the Company and had no date related problems. Service between Fiserv Orlando and the Company is the contractual responsibility of Fiserv Orlando. Fiserv will certify to communications by April 30, 1999.

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

The Company is continuously evaluating its liquidity needs for the year 2000 and believes that its plan provides for the sufficient funding to meet customers demands. If additional funding needs become necessary due to unanticipated customer cash demands, the Company has in place a borrowing agreement with the FHLB and is pursuing agreements with the Federal Reserve Bank of Richmond, that management believes will exceed any customer demands for cash.

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

        Item 2.  Changes in Securities and Use of Proceeds
                    Not applicable


        Item 3.  Defaults Upon Senior Securities
                  Not applicable

        Item 4.  Submission of Matters to a Vote of  Security Holders
                 Not applicable

        Item 5.  Other Information
                  Not applicable

        Item 6.  Exhibits and Reports on Form 8-K
                 Not applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AF BANKSHARES, INC.


Dated                                   By: /s/ James A. Todd
     --------------------                  ----------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

Dated                                   By: /s/ Melanie Paisley Miller
     --------------------                  ----------------------------------
                                           Melanie Paisley Miller
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer