Form 10KSB
period 1999-06-30
AF BANKSHARES INC
filed 1999-09-28
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein or any amendment to this Form 10-KSB. [ ]

         The revenues for the issuer's fiscal year ended June 30, 1999 are $9,084,938.

         The issuer had 1,053,678 shares of common stock outstanding as of August 18, 1999. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 18, 1999 ($11.25) was $4,287,128.

         Transitional Small Business Disclosure Format.       Yes [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Annual Report to Stockholders for the year ended June 30, 1999 are incorporated by reference into Part I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

PART I

         ITEM 1.     DESCRIPTION OF BUSINESS................................................1
         ITEM 2.     PROPERTIES............................................................29
         ITEM 3.     LEGAL PROCEEDINGS.....................................................30
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................30

PART II

         ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............30
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS..................................30
         ITEM 7.     FINANCIAL STATEMENTS..................................................30
         ITEM 8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE..............................................31
PART III

         ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........31
         ITEM 10.    EXECUTIVE COMPENSATION................................................31
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........31
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................31
         ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K...............................31

SIGNATURES.................................................................................33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company which owns 100% of the common stock of AF Bank (the "Bank"), formerly Ashe Federal Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. The Company has no operations and conducts no business of its own other than ownership of its subsidiaries and investing in securities. The Bank is a federally chartered stock savings bank which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank, one branch in Allegheny County, North Carolina operating under the trade name Allegheny First Bank and one branch in Watauga County, North Carolina operating under the trade name Appalachian First Bank. The Bank was founded in 1939 as a building and loan association. In the early 1980s, the Bank converted from a North Carolina chartered building and loan to a federally chartered mutual savings and loan association, and in August of 1995 converted to a federally chartered mutual savings bank. During fiscal year 1997, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank which is majority owned by AsheCo, M.H.C., a mutual holding company. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company. See "Management's Discussion and Analysis -- The Reorganization." The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At June 30, 1999, the Bank had total assets of $109.9 million, total deposits of $93.1 million and equity of $12.2 million.

         The historical operations of the Company have been that of a portfolio mortgage lender, providing fixed rate loans for the residents of Ashe County, North Carolina. Management has recently expanded the market area of the Company to include Allegheny and Watauga counties and has diversified its product lines by engaging in non-mortgage lending and offering non-traditional financial services, such as insurance and brokerage products. More specifically, since 1996, the Company has made a major commitment to small business commercial lending and consumer lending as a means to increase the yield on its loan portfolio and attract lower cost deposit accounts. As a result of this commitment, commercial loans increased by 359% and consumer loans have increased by 47% since June 30, 1998. In addition, since July 1997, the Company has offered traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Company, which operates under the trade name AF Ashelande Insurance Service in West Jefferson, AF Brown Insurance Agency in Wilkesboro, AF Blair Insurance Agency in Lenoir and AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, North Carolina. In August of 1998, the Company also began offering various uninsured investment products, including fixed-rate and variable annuities and mutual funds through a relationship with a third-party broker-dealer. The Company believes that its strategy of expanding its market area and diversifying its product lines will enhance its franchise value and strengthen earnings in the future.

         The Company's operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions and the interest paid on savings deposits and borrowings of the company. The primary interest-earning asset of the Company is its mortgage loan portfolio representing 65.3% of total loans, with approximately 50% of portfolio mortgage loans at fixed rates at June 30, 1999. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of increasing rates to the Bank's earnings and to the net market value of its assets and liabilities. Additionally, the Company receives fee income primarily from loan origination fees, late loan payment fees, commissions from the sale of credit life, accident and health insurance, insurance commissions generated from the insurance agency subsidiary and in payment for other services provided to the customer by the Company. The major non-interest costs to the Company include compensation and benefits, occupancy and equipment and data processing costs. Other external factors that affect the operating results of the Company include changes in government and accounting regulations, costs of implementing information technology, and changes in the competition's emphasis within the Company's market.

         As of June 30, 1999,  $57.2 million,  or 65.3% of the Bank's total loan portfolio consisted of real estate loans. Total loans at June 30, 1999 were $87.6 million of which $48.4 million or 55.3% were secured by one-to-four family residences. Total mortgage loans, including construction loans, totaled $57.2 million as of June 30, 1999. Of that amount, approximately 50% were adjustable rate loans. This change in the composition of the mortgage loan portfolio results from the Company's strategy of selling long term, fixed-rate mortgages while retaining the servicing. The reduction in the level of fixed rate mortgages has served to reduce the Company's exposure to interest rate risk.

         The Bank also invests in consumer loans and commercial loans. As of June 30, 1999, the Bank's consumer loans and commercial loan portfolios were $30.4 million, or 34.7% of total loans. Commercial loans totaled $18.3 million, or 20.9% of the Bank's total loan portfolio. The Bank invests a portion of its assets in equity securities issued by the FHLB and the Federal Home Loan Mortgage Corporation (the "FHLMC") and began investing in mortgage-backed securities during fiscal 1996. Mortgage-backed securities totaled $4.7 million or 4.3% of total assets at June 30, 1999, and FHLB, Federal Farm Credit Bank and FHLMC securities investments totaled $5.3 million, or 4.9%, of total assets at June 30, 1999.

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

MARKET AREA AND COMPETITION

         Previously, the Bank's market area for deposit gathering and lending has been concentrated in Ashe County, North Carolina. However, management believes that the Company must expand its market base to build value for the Company and its shareholders. In March 1998, the Company opened a branch of AF Bank in Allegheny County and operates the branch under the trade name Allegheny First Bank. At the same time, an insurance agency branch of AF Insurance Services, Inc., was opened in the same location. The staff of Allegheny First came from the local banking community and is attuned to the needs and habits of Allegheny citizens. The insurance agency personnel direct their attention to the special needs of Allegheny County citizens as well. On March 1, 1999, the Bank also opened a branch office in Boone, North Carolina operating under the trade name Appalachian First Bank. The Company also added an insurance agency in Lenoir, North Carolina operating under the name AF Blair Insurance Agency. Entry into the Boone and Allegheny markets significantly expands the Company's potential to market its banking, insurance and noninsured investment products to a larger and more diverse market. Management now believes that it is delivering the same personalized customer service to Allegheny and Watauga counties that it has historically delivered to Ashe County. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale and adding to the products that are available for delivery to the Company's customers. The Company continues to seek opportunities to increase its market penetration for its services.

         Management believes that the Company's customers perceive "financial services" to include three elements: funds transfer, including loans, checking accounts and savings instruments, insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. During the year ended June 30, 1999, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., which has applied to become a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company currently conducts brokerage services as a branch of a third party broker/dealer but will operate independently once its regulatory applications are approved. The Company expects to be accepted into membership in the NASD within the first quarter of the fiscal year ending June 30, 2000. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets that enhance the Company's value and earnings potential in the long term.

         The Bank faces substantial competition for both the deposits it accepts and the loans it makes. Management believes that the Bank has the second largest deposit base in Ashe County, and the second largest deposit base in the part of Ashe County which comprises its primary zip code, 28694. Located within Ashe County are branches of six other depository institutions, four of which are commercial banks and two of which are credit unions. The Bank competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Bank, like its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Bank, but which have not generally engaged in lending activities in the Bank's market area in the past, and from credit unions that can expand into the Bank's market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "--Regulation."

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


                                                                                AT JUNE 30,
                                    -----------------------------------------------------------------------------------------------
                                                 1999                              1998                             1997
                                    -----------------------------     -----------------------------     ---------------------------
                                                          % OF                              % OF                           % OF
                                      AMOUNT              TOTAL         AMOUNT              TOTAL         AMOUNT           TOTAL
                                    ---------           ---------     ----------          ---------     ---------         ---------
                                                                          (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family......         $  48,433               59.68%    $   55,462              76.36%    $  53,903             76.75%
  Multi-family.............               316                0.39%           668               0.92%          742              1.06%
  Non-residential..........             2,068                2.55%         1,418               1.95%        2,804              3.99%
  Land.....................             1,258                1.55%         2,424               3.34%        1,586              2.26%
  Construction.............             5,082                6.26%         3,477               4.79%        1,562              2.22%
                                    ---------           ---------     ----------          ---------     ---------         ---------
   Total mortgage loans....            57,157               70.43%        63,449              87.36%       60,597             86.28%
                                    ---------           ---------     ----------          ---------     ---------         ---------
Other loans:
  Commercial...............            18,261               22.50%         3,975               5.48%        4,182              5.95%
  Consumer loans...........            12,144               14.96%         8,282              11.40%        7,705             10.97%
                                    ---------           ---------     ----------          ---------     ---------         ---------
   Total other loans.......            30,405               37.46%        12,257              16.88%       11,887             16.92%
                                    ---------           ---------     ----------          ---------     ---------         ---------
  Gross loans..............            87,562              107.89%        75,706             104.24%       72,484            103.20%
                                    ---------           ---------     ----------          ---------     ---------         ---------
Less:
  Undisbursed loan funds...             5,033                6.20%         1,598               2.20%          759              1.08%
  Deferred loan fees.......               249                0.31%           316               0.44%          458              0.65%
  Allowance for loan losses             1,123                1.38%         1,164               1.60%        1,031              1.47%
                                    ---------           ---------     ----------          ---------     ---------         ---------
                                        6,405                7.89%         3,078               4.24%        2,248              3.20%
                                    ---------           ---------     ----------          ---------     ---------         ---------
   Loans, net..............         $  81,157              100.00%    $   72,628             100.00%    $  70,236            100.00%
                                    =========           =========     ==========          =========     =========         =========
Loans serviced for others:
  One- to four-family and
     cooperative apartment.         $  20,657              100.00%    $    8,511             100.00%    $     383            100.00%
                                    ---------           ---------     ----------          ---------     ---------         ---------
      Total loans serviced
          for others.......         $  20,657              100.00%    $    8,511             100.00%    $     383            100.00%
                                    =========           =========     ==========          =========     =========         =========

         Loan Maturity. The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 1999. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal. Prepayments and scheduled principal amortization on the Bank's loan portfolio, excluding loan portfolio held for sale, totaled $47.9 million for the year ended June 30, 1999, and $24.8 million and $18.9 million for the years ended June 30, 1998 and 1997, respectively.


                                                                            AT JUNE 30, 1999
                                        -------------------------------------------------------------------------------------------
                                                            MORTGAGE LOANS
                                        ---------------------------------------------------------
                                        ONE- TO
                                         FOUR-     MULTI-      NON-                                COMMERCIAL   CONSUMER     TOTAL
                                        FAMILY     FAMILY   RESIDENTIAL      LAND    CONSTRUCTION     LOANS       LOANS      LOANS
                                        -------    ------   -----------    -------   ------------  ----------   ---------   -------
                                                                              (IN THOUSANDS)
Amount due:
   One year or less................       $ 3,291  $     0    $     0    $     0     $ 5,082       $ 5,649      $ 1,312    $15,334
                                          -------  -------    -------    -------     -------       -------      -------    -------
   After one year:
     One to three years............         1,889        8        385        311           0         2,839        2,331      7,763
     More than three years to five
      years........................         2,711        0         39        219           0         3,804        6,660     13,433
     More than five years to ten
      years........................         8,239       80        615         92           0         2,509        1,458     12,993
     More than ten years to
      twenty years.................        15,173      228        606        636           0         3,220          384     20,247
     Over twenty years.............        17,129        0        423          0           0           240            0     17,792
                                          -------  -------    -------    -------     -------       -------      -------    -------
    Total due or repricing after one
      year..........................       45,141      316      2,068      1,258           0        12,612       10,833     72,228
    Total amounts due or repricing,       -------  -------    -------    -------     -------       -------      -------    -------
      gross.........................      $48,432  $   316    $ 2,068    $ 1,258     $ 5,082       $18,261      $12,145    $87,562
                                          =======  =======    =======    =======     =======       =======      =======    =======

         The following table sets forth the dollar amounts in each loan category at June 30, 1999 that are due after June 30, 2000, and whether such loans have fixed or adjustable interest rates.


                                                                        DUE AFTER JUNE 30, 2000
                                                       --------------------------------------------------------
                                                          FIXED              ADJUSTABLE                TOTAL
                                                       -----------           ----------             -----------
                                                                           (IN THOUSANDS)

Mortgage loans:                                        $    23,048           $   22,093             $   45,141
  One- to four-family.......................                   160                  156                    316
  Multi-family..............................                 1,855                  213                  2,068
  Non-residential...........................                   640                  618                  1,258
  Land......................................                 4,008                8,604                 12,612
Commercial loans............................                 8,359                2,474                 10,833
                                                       -----------           ----------             ----------
Consumer loans..............................           $    38,070           $   34,158             $   72,228
                                                       ===========           ==========             ==========


         Origination, Purchase, Sale and Servicing of Loans. The Bank's lending activities are conducted through its branches in Ashe, Allegheny and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. Adjustable-rate mortgage loans carried in portfolio and fixed-rate mortgage loans carry maximum maturities of 30 years and 15 years, respectively. Fixed rate loans originated for sale in the secondary market have maximum maturities of 30 years. Historically, the Bank held for its portfolio all loans it originated. The Bank now sells all qualified fixed-rate loans to Fannie Mae, but retains the servicing rights. The determination to sell loans is based upon management's efforts to reduce interest rate risk. At June 30, 1999, the Bank serviced approximately $20.7 million of loans for Fannie Mae.

         One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank's portfolio have higher interest rates and shorter terms than those loans sold to Fannie Mae. Most are secured by property located in Ashe and Allegheny counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "--Origination, Purchase, Sale and Servicing of Loans."

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

         In view of its operating strategy, the Bank adheres to its Board approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Fannie Mae underwriting guidelines. The Bank's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as Fannie Mae. The Bank sells all qualifying fixed-rate loans to Fannie Mae, while retaining servicing rights. The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

         Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank's market area. At June 30, 1999, that Bank's portfolio contained approximately $5.1 million, or 5.8%, of construction loans. The Bank's policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank as well. Thus construction loans typically "roll" into permanent financing. Construction loans are made for a maximum of 12 months, by which time permanent financing must be obtained.

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

         Non-Residential Mortgage Lending. The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank's underwriting procedures provide that non-residential mortgage loans may be made, based on debt service coverage or in amounts up to the lesser of
(i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank's current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower's expertise, credit history, profitability, cash flow, and the value of the collateral while underwriting these loans. At June 30, 1999, the Bank's non-residential mortgage loan portfolio was $2.1 million, or 2.4% of total loans outstanding. The largest non-residential mortgage loan in the Bank's portfolio at June 30, 1999 was approximately $750,000 and is secured by a commercial property.

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

         Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes, located in the Bank's primary lending area. At June 30, 1999, the Bank's total land loan portfolio was $1.3 million or 1.4% of total loans and its multi-family loan portfolio was $316,000 or 0.36% of total loans.

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

         Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 1999, $12.1 million, or 13.9%, of the Bank's total loan portfolio consisted of consumer loans (including home equity credit line loans and second mortgage loans). The primary component of the Bank's consumer loan portfolio was $4.8 million of home equity credit lines. Consumer loans are available at fixed or variable interest rates.

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

         As of June 30, 1999, the Bank had $8,000 of non-performing consumer loans. Charge-offs for consumer loans totaled $37,000, $13,000 and $69,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

         The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank's Board of Directors. At June 30, 1999, the Bank's savings account loan portfolio totaled $302,000 or 0.34% of the total loans outstanding.

         The Bank offers adjustable rate home equity credit lines tied to the prime interest rate. The home equity portfolio amounted to $4.8 million or 5.4% of the total loan portfolio as of June 30, 1999. The home equity credit line is available on any owner-occupied one-to-four family home, townhouse, or condominium in the Bank's lending area provided the homeowner meets the Bank's lending criteria. A home equity loan is an adjustable rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. The current maximum term is 180 months. The Bank may offer home equity loans up to 100% of the value of the collateral to certain customers meeting a higher level of credit criteria.

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

         As of June 30, 1999, the Bank had no non-performing commercial business loans. The Bank had no charge-offs with respect to commercial business loans in the years ended June 30, 1999, 1998 or 1997.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank's Chief Executive Officer and lending officers may approve loans in amounts within assigned lending limits, and the Loan Committee, comprised of the Board of Directors may approve loans up to the Bank's loans-to-one-borrower limit. In addition, the staff loan committee, comprised of the chief executive officer, chief financial officer, chief lending officer, collection officer and compliance officer, meets twice a week to review all loan applications, except for secured consumer loan applications for less than $25,000 that meet all lending policy criteria. The staff loan committee can approve lending relationships up to $750,000. Larger amounts must be approved by the Executive Committee of the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

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

         Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO"). At June 30, 1999, the Bank held $59,000 in REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $60,000. The Bank's REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank's asset classification process, based on Generally Accepted Accounting Principles ("GAAP").

         Non-performing Assets. The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.


                                                                        AT JUNE 30,
                                                ---------------------------------------------------------
                                                         1999                   1998              1997
                                                ---------------------- --------------------- ------------
                                                                    (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans:
    One- to four-family.......................  $         52           $         --          $         --
    Multi-family..............................            --                     --                    --
    Non-residential...........................            --                     --                    --
    Land......................................            --                     --                    --
    Construction..............................            --                     --                    --
                                                ------------           ------------          ------------
        Total mortgage loans..................            52                     --                    --
                                                ------------           ------------          ------------
    Commercial................................            --                     --                    --
    Consumer Loans............................             8                     --                    --
                                                ------------           ------------          ------------
      Total non-accruing loans................  $         60           $         --          $         --
                                                ------------           ------------          ------------
Loans delinquent 90 or more days for which
  interest is fully reserved and still
  accruing:
    One- to four-family.......................  $         --           $         18          $        119
    Multi-family..............................            --                     --                    --
    Non-residential...........................            --                     --                    --
    Land......................................            --                     --                    --
    Construction..............................            --                     --                    --
                                                ------------           ------------          ------------
       Total mortgage loans...................            --                     18                   119
                                                ------------           ------------          ------------
    Commercial................................            --                     --                    --
    Consumer Loans............................            --                      6                    12
                                                ------------           ------------          ------------
Total loans delinquent 90 or more days for
which interest has been fully reserved........            --                     24                   131
                                                ------------           ------------          ------------
Total non-performing loans....................  $         60           $         24          $        131
                                                ------------           ------------          ------------
Total real estate owned.......................            59                     38                    --
                                                ------------           ------------          ------------
    Total non-performing assets...............  $        119           $         62          $        131
                                                ============           ============          ============
Total non-performing loans to loans, gross....          0.07%                  0.03%                 0.18%
Total non-performing assets to total assets...          0.11%                  0.06%                 0.16%


         Classified Assets. Federal regulations and the Bank's Classification of Assets Policy require the Bank to use an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Special Mention," "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         The Bank's management reviews and classifies the Bank's assets monthly and reports the results to the Bank's Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 1999, the Bank had $68,000 of assets classified as Substandard, $6,000 of assets classified as Special Mention, $0 of assets classified as Loss and $6,000 of assets classified as Doubtful.

         Allowance for Loan Losses. The Allowance for Loan Losses ("ALL") is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The ALL is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. At June 30, 1999, the Bank's ALL was $1.1 million, or 1.3% of total loans, as compared to $1.2 million or 1.5%, at June 30, 1998. The Bank had non-performing loans of $60,000 and $24,000 at June 30, 1999 and June 30, 1998, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. Various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         The following table sets forth activity in the Bank's ALL at or for the dates indicated.


                                                                   AT OR FOR THE YEAR ENDED JUNE 30,
                                                       ----------------------------------------------------
                                                             1999                1998               1997
                                                       ------------------- ------------------- ------------
                                                                     (DOLLARS IN THOUSANDS)

Total loans outstanding at end of period............   $      87,562       $      75,706       $      72,484
Average total loans outstanding.....................          76,597              74,095              69,332
Balance at beginning of year........................           1,164               1,031               1,096
                                                       -------------       -------------       -------------
Provision for loan losses...........................              20                 (25)                 20
                                                       -------------       -------------       -------------
Charge-offs:
   One- to four-family residential..................              (4)                 --                 (20)
   Multi-family residential.........................              --                  --                  --
   Non-residential and land.........................             (33)                 --                  --
   Construction.....................................              --                  --                  --
   Commercial.......................................              --                  --                  --
   Consumer loans...................................             (37)                (13)                (69)
                                                       --------------      -------------       -------------
     Total charge-offs..............................             (74)                (13)                (89)
                                                       --------------      -------------       -------------
Recoveries..........................................              13                 171                   4
                                                       -------------       -------------       -------------
Balance at end of year..............................        $  1,123            $  1,164            $  1,031
                                                       =============       =============       =============
Allowance for loan losses to total loans
  at end of period..................................            1.28%               1.54%               1.42%
                                                       =============       =============       =============
Allowance for loan losses to total non-performing
  assets at end of period...........................          943.70%           1,877.42%             787.02%
                                                       =============       =============       =============
Allowance for loan losses to total non-performing
   loans at end of period...........................        1,871.14%           4,851.00%             787.02%
                                                       =============       =============       =============
Ratio of net charge-offs during the period
   To average loans outstanding during period.......            0.08%               0.02%               0.13%
                                                       =============       =============       =============

         The following table sets forth the Bank's ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.


                                                                          AT JUNE 30,
                          ---------------------------------------------------------------------------------------------------------
                                        1999                               1998                                 1997
                          ----------------------------------    ------------------------------- -----------------------------------
                                                  PERCENT OF                         PERCENT OF                          PERCENT OF
                                                   LOANS IN                           LOANS IN                             LOANS IN
                                      PERCENT OF     EACH                 PERCENT OF   EACH                   PERCENT OF    EACH
                                      ALLOWANCE    CATEGORY               ALLOWANCE   CATEGORY                 ALLOWANCE  CATEGORY
                          ALLOWANCE    TO TOTAL    TO TOTAL    ALLOWANCE   TO TOTAL   TO TOTAL  ALLOWANCE      TO TOTAL   TO TOTAL
                            AMOUNT    ALLOWANCE      LOANS      AMOUNT    ALLOWANCE    LOANS     AMOUNT        ALLOWANCE   LOANS
                          --------   ----------- -----------   ---------  ---------   --------- ---------     ---------- ----------
                                                              (DOLLARS IN THOUSANDS)

Mortgage loans:
  One- to four-family..   $    456       40.61%      55.32%    $   634      54.47%      73.26%  $   543          52.67%     74.37%
  Multi-family.........         10        0.89%       0.36%          8       0.69%       0.88%        7           0.68%      1.02%
  Non-residential and           61        5.43%       3.80%         58       4.98%       5.07%       42           4.07%      6.06%
   land................
  Construction.........         14        1.25%       5.80%          7       0.60%       4.59%        5           0.48%      2.15%
Other:
  Consumer.............        442       39.36%      13.87%        457      39.26%      10.94%      434          42.10%     10.63%
  Commercial...........        140       12.46%      20.85%         --         --        5.26%       --             --       5.77%
                          --------      ------      ------     -------     ------      ------   -------         ------     ------
  Total................   $  1,123      100.00%     100.00%    $ 1,164     100.00%     100.00%  $ 1,031         100.00%    100.00%
                          ========      ======      ======     =======     ======      ======   =======         ======     ======

INVESTMENT ACTIVITIES

         The Bank's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by Fannie Mae, the FHLMC and the Government National Mortgage Association ("GNMA"), certificates of deposit of insured banks and savings institutions, federal funds, mutual funds and overnight deposits at the FHLB. At June 30, 1999, the Bank held $11.8 million in investment securities.

         The following table sets forth activity in the Bank's investment securities portfolio for the periods indicated:

                                                                           FOR THE YEAR ENDED JUNE 30,
                                                             ---------------------------------------------------
                                                                    1999             1998               1997
                                                             ----------------  ---------------   ---------------
                                                                              (IN THOUSANDS)

Amortized cost at beginning of period...................     $       8,533     $       6,362     $       5,272
Purchases, net..........................................             4,122             2,609             1,390
Principal payments from mortgage backed securities......            (1,333)             (731)             (316)
Gain on sales...........................................               166               306                --
Premium and discount amortization, net..................               (24)              (13)               16
                                                             --------------    -------------     -------------
Amortized cost at end of period.........................            11,464             8,533             6,362
Net unrealized gain(1)..................................               334               484               575
                                                             -------------     -------------     -------------
Total securities, net...................................     $      11,798     $       9,017     $       6,937
                                                             =============     =============     =============

(1) The net unrealized gain at June 30, 1999, 1998 and 1997 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                         AT JUNE 30,
                                   -----------------------------------------------------------------------------
                                              1999                      1998                      1997
                                   -----------------------     ----------------------    -----------------------
                                    AMORTIZED                  AMORTIZED                 AMORTIZED
                                      COST      FAIR VALUE       COST      FAIR VALUE      COST       FAIR VALUE
                                   ----------   ----------     --------    ----------    --------     ----------
                                                             (IN THOUSANDS)
Mortgage-backed securities:
  Fannie Mae and Government
  National Mortgage Association...  $  4,626      $  4,672     $  2,174      $  2,235    $  1,375       $  1,440
                                                               --------      --------    --------       --------
Other debt securities:
  U.S. Treasury and Agency........     4,624         4,589        5,530         5,522       4,200          4,177
  Other...........................       480           459          198           198         198            198
                                    --------      --------     --------      --------    --------       --------
Total debt securities.............     5,104         5,048        5,728         5,720       4,398          4,375
                                    --------      --------     --------      --------    --------       --------
Equity securities(1)..............     1,210         1,554            7           438          13            546
Federal Home Loan Bank Stock......       524           524          624           624         576            576
Net unrealized gain(2)............       334            --          484            --         575             --
                                    --------      --------     --------      --------    --------       --------
Total securities, net.............  $ 11,798      $ 11,798     $  9,017      $  9,017    $  6,937       $  6,937
                                    ========      ========     ========      ========    ========       ========

(1)  Equity securities consist of FHLMC common stock and mutual funds.
(2) The net unrealized gain at June 30, 1999, 1998 and 1997 relates to available for sale securities in accordance with SFAS No.115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated.

                                                                         AT JUNE 30,
                                          ---------------------------------------------------------------------------
                                                   1999                    1998                         1997
                                          ----------------------  ------------------------   ------------------------
                                          AMORTIZED                AMORTIZED                  AMORTIZED
                                            COST      FAIR VALUE     COST        FAIR VALUE     COST       FAIR VALUE
                                          ---------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Held to Maturity
   Other debt securities.............     $   100     $   100     $   100      $   100       $   100        $   100
                                          -------     -------     -------      -------       -------        -------
         Total held to maturity......         100         100         100          100           100            100
                                          -------     -------     -------      -------       -------        -------
Available-for-Sale:
   Mortgage-backed securities........       4,626       4,672       2,174        2,235         1,375          1,440
   Other debt securities:............       4,806       4,750       5,430        5,422         4,100          4,077
   Equity securities.................       1,210       1,554           7          438            13            546
   Net unrealized gain(1)............         334          --         484           --           575             --
                                          -------     -------     -------      -------       -------        -------
         Total available-for-sale....      10,976      10,976       8,095        8,095         6,063          6,063
                                          -------     -------     -------      -------       -------        -------
Certificates of deposit..............         198         198         198          198           198            198
                                          -------     -------     -------      -------       -------        -------
Federal Home Loan Bank Stock.........         524         524         624          624           576            576
                                          -------     -------     -------      -------       -------        -------
   Total securities, net.............     $11,798     $11,798     $ 9,017      $ 9,017       $ 6,937        $ 6,937
                                          =======     =======     =======      =======       =======        =======

(1) The net unrealized gains at June 30, 1999, 1998 and 1997 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Bank's debt securities at June 30, 1999, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.


                                                                  AT JUNE 30, 1999
                                           -------------------------------------------------------------------------------
                                                      HELD-TO-MATURITY                        AVAILABLE FOR SALE
                                           -------------------------------------------------------------------------------
                                                                       WEIGHTED                                   WEIGHTED
                                            AMORTIZED      FAIR         AVERAGE       AMORTIZED       FAIR         AVERAGE
                                              COST         VALUE         YIELD          COST          VALUE         YIELD
                                            ---------     ------      ---------       ---------       ------       --------
                                                                           (DOLLARS IN THOUSANDS)

Debt Securities
Mortgaged-backed securities:
  Due within 1 year.....................    $   --        $  --       $    --%        $    --       $    --        $   --%
  Due after 1 year but within 5 years           --           --            --              66            66          7.29
  Due after 5 years but within 10
    years...............................        --           --            --              --            --            --
  Due after 10 years....................        --           --            --           4,560         4,606          6.76
                                                                                      -------       -------
              Total                             --           --            --           4,626         4,672          6.77
 U.S. Treasury and Agency:
  Due within 1 year.....................       100          100          5,83              --            --            --
  Due after 1 year but within 5 years           --           --            --           2,880         2,849          5.75
  Due after 5 years but within 10
   years................................        --           --            --           1,017         1,018          7.53
  Due after 10 years....................        --           --            --             627           622          5.80
                                                                                      -------       -------
              Total                            100          100          5.83           4,524         4,489          6.16
                                            ------        -----       -------         -------       -------
Corporate & Other:
  Due within 1 year.....................        99           99          5.10              --            --            --
  Due after 1 year but within 5 years           99           99          7.25              --            --            --
  Due after 5 years but within 10
   years................................        --           --            --              --            --            --
  Due after 10 years....................        --           --            --             282           261          4.60
                                                                                      -------
                                               198          198          6.18             282           261          4.60
                                                                                      -------
  Equity Securities:....................        --           --            --           1,210         1,554            --
                                                                                      -------
  Total:
    Due within 1 year...................       199          199          5.47              --            --            --
    Due after 1 year but within 5 years         99           99          7.25           2,946         2,915          5.79
    Due after 5 years but within 10
     years..............................        --           --            --           1,017         1,018          7.53
    Due after 10 years..................        --           --            --           5,469         5,489          6.54
    Equity Securities...................        --           --            --           1,210         1.554            --
                                                                                      -------       -------
                                               298          298          6.06          10,642        10,976          6.41
                                               ---          ---                       -------       -------
     Federal Home Loan Bank Stock.......       524          524            --              --            --            --
                                            ------        -----       --------        -------       -------        ------
                                            $  822        $ 822           6.06%       $10,642       $10,976          6.41%
                                            ======        =====       ========        =======       =======

SOURCES OF FUNDS

         General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank's funds for use in lending and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, checking accounts, money market deposit accounts, statement savings accounts, IRAs and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 48 months. At June 30, 1999, the Bank's core deposits (which the Bank considers to consist of checking accounts, regular savings accounts and statement savings accounts) constituted 44.2% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from Ashe, Allegheny and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         The following table presents the deposit activity of the Bank for the periods indicated.

                                                                     FOR THE YEAR ENDED JUNE 30,
                                                   ---------------------------------------------------------
                                                          1999                  1998                1997
                                                   ---------------------  --------------------  ------------
                                                                           (IN THOUSANDS)

Total deposits at beginning of period,
  including accrued interest..................         $  82,488              $  68,218           $   63,468
Net increase before interest credited.........             6,848                 10,728                1,554
Interest credited.............................             3,770                  3,542                3,196
                                                       ---------              ---------           ----------
Total deposits at end of period...............         $  93,106              $  82,488           $   68,218
                                                       =========              =========           ==========

         At June 30, 1999, the Bank had approximately $13.9 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:


                                                                                             WEIGHTED
                                                                       AMOUNT              AVERAGE RATE
                                                                      --------            -------------
                                                                               (IN THOUSANDS)

Maturity Period
   Within three months.....................................         $    4,975                 5.25%
   After three but within six months.......................              3,393                 4.76%
   After six but within 12 months..........................              4,232                 4.97%
   After 12 months.........................................              1,310                 4.92%
                                                                    ----------
              Total........................................         $   13,910                 5.01%
                                                                    ==========

         The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                               AT JUNE 30,
                           --------------------------------------------------------------------------------------------------------
                                          1999                                 1998                                1997
                           ---------------------------------     ---------------------------------   ------------------------------
                                        PERCENT     WEIGHTED                PERCENT       WEIGHTED             PERCENT     WEIGHTED
                                       OF TOTAL     AVERAGE                 OF TOTAL      AVERAGE              OF TOTAL    AVERAGE
                            AMOUNT     DEPOSITS      RATE        AMOUNT     DEPOSITS       RATE      AMOUNT    DEPOSITS     RATE
                           --------    --------    ---------     ------     --------      --------   ------    --------    --------
                                                           (DOLLARS IN THOUSANDS)

Noninterest bearing
checking accounts......   $  3,914          4.20%       --%    $  3,469         4.21%         --%    $   901     1.33%         --
Interest bearing
checking / Money Market     15,425         16.57%     2.28%      10,321        12.51%       3.13%     11,347    16.63%       3.38%
accounts..............
Passbook savings......      21,841         23.46%     3.05%      16,729        20.28%       4.25%     10,672    15.64%       4.03%
Certificates of deposit     51,788         55.62%     4.94%      51,801        62.80%       5.52%     45,133    66.16%       5.52%
Accrued interest......         138          0.15%       --          168         0.20%         --         165     0.24%         --
                          --------       -------    ------     --------      -------    --------     -------  -------     -------
        Totals            $ 93,106        100.00%     4.29%    $ 82,488       100.00%       4.94%    $68,218   100.00%       4.96%
                          ========       =======    ======     ========      =======    ========     =======  =======     =======

         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at June 30, 1999 and the period to maturity.

                                                       PERIOD TO MATURITY AT JUNE 30, 1999
------------------------------------------------------------------------------------------------------------
                                          LESS THAN             ONE TO              FOUR TO
       INTEREST RATE RANGE                ONE YEAR            THREE YEARS         FIVE YEARS        TOTAL
--------------------------------    -------------------  -------------------   ---------------  ------------
                                                           (DOLLARS IN THOUSANDS)
4.00% to 5.99%                      $       42,693        $       5,577        $       1,219    $      49,489
6.01% to 7.99%..................             1,964                  272                   63            2,299
  Total.............                $       44,657        $       5,849        $       1,282    $      51,788
                                    ==============        =============        =============    =============


         Borrowings. The Bank historically has not used borrowings as a source of funds. However, the Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Regulation of Federal Savings Banks--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit  programs,  each  of  which  has its  own  interest  rate  and  range  of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 1999, the maximum amount of FHLB advances available to the Bank was $16.0 million. The Bank had short term advances of $2.6 million at June 30, 1999 from the FHLB. Interest is payable at rates ranging from 5.68% to 6.87%. $912,500 of the advances are due by August of 2002, $1.5 million are due by September of 2002, with the remaining $152,000 due January 2007.

SUBSIDIARY ACTIVITIES

         AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. An additional insurance agency was purchased in April of 1999. AF Insurance Services, Inc. offers these services in a segregated location at the Bank's executive offices, Sparta, Lenoir, Jefferson and North Wilkesboro, North Carolina.

AF BROKERAGE, INC.

         AF Brokerage, Inc., a wholly owned subsidiary of the Company, was formed in August 1998 for the purpose of selling brokerage and investment products through a third-party vendor. AF Brokerage, Inc. offers these services in a segregated location at the Bank's executive offices and branch locations.

PERSONNEL

         As of June 30, 1999, the Company had 70 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

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

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of the association's unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 1999, the Bank's limit on loans to one borrower was approximately $1.8 million. At June 30, 1999, the Bank's largest aggregate amount of loans to one borrower was $1.5 million and is secured by a mix of one- to four-family, multifamily and commercial properties. The second largest borrower had an aggregate balance of approximately $1.4 million, secured by an apartment complex. At June 30, 1999, all of the loans in both of these lending relationships were performing in accordance with their terms.

         QTL Test. HOLA requires a savings institution to meet a Qualified Thrift Lender ("QTL") test. A savings institution may satisfy the QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights and
(c) the value of property used to conduct the association's business. The term "qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a Adomestic building and loan association@ as defined in the Internal Revenue Code of 1986. At June 30, 1999, the Bank maintained 89.8% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

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

         The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At June 30, 1999, the Bank was not required to maintain any additional risk-based capital under this rule. At June 30, 1999, the Bank met each of its capital requirements.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1999:

                                                                CAPITAL           EXCESS
                                               AMOUNT         REQUIREMENTS        CAPITAL
                                             ---------      --------------       ----------
                                                          (IN THOUSANDS)

Core capital...........................       $   10,897       $    3,256         $    7,641
Risk-based capital.....................           11,901            5,484              6,417


         A reconciliation between regulatory capital and GAAP capital at June 30, 1999 in the accompanying financial statements is presented below:


                                                                         RISK-
                                                        CORE             BASED
                                                       CAPITAL          CAPITAL
                                                    ------------      -----------
GAAP capital....................................    $     11,063      $    11,063
Net unrealized gain on available for
  sale investment securities, net of tax........            (166)            (166)
Allowance for loan losses included as
  supplementary capital.........................              --              856
Goodwill and other nonincludible assets.........              --              148
                                                    ------------      -----------
Regulatory capital..............................    $     10,897      $    11,901
                                                    ============      ===========




         Limitation on Capital Distributions. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The regulations being replaced, which were effective throughout 1998, established limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cashout merger, and other distributions charged against capital. At least 30-days written notice to the OTS was required for a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions were subject to approval by the OTS. An association that had capital in excess of all fully phased in regulatory capital requirements before and after a proposed capital distribution and that was not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by half its "surplus capital ratio" (the excess capital over its fully phased in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action."

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 1999 was approximately 19.7% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations will base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based of a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based of a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for others loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the new regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

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

         The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association's capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements." At June 30, 1999, the Bank met the criteria for being considered "well-capitalized."

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

         Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized,
(b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF-
and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the first, second, third and fourth quarters of fiscal year 1999 were 0.0622%, 0.0610%, 0.0582% and 0.061%, respectively.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 1999, of $524,000. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         For the fiscal years ended June 30, 1999, 1998 and 1997, dividends from the FHLB of Atlanta to the Bank amounted to $45,000, $43,000 and $38,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         For a description of certain restrictions on transactions between the Bank and its affiliates, including, without limitation, the Holding Company, see "--Regulation of Federal Savings Banks -- Transactions with Related Parties."

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

         The Company's Year 2000 project remains on schedule according to the guidelines set forth by the FFIEC. The Company replaced all of its computer systems with Year 2000 compliant systems in the fall of 1997. The Company's internal software remediation, replacement and testing efforts are complete. The Company is also monitoring the progress of its customers and vendors in becoming Year 2000 compliant. See "Management Discussion and Analysis - Impact of the Year 2000."

REGULATION OF INSURANCE ACTIVITIES

         The Company offers various insurance products through AF Insurance Services, Inc., a wholly owned subsidiary of the Company. AF Insurance Services, Inc. is licensed and regulated by the North Carolina Department of Insurance
(the "Department"). As such AF Insurance Services, Inc. is subject to the supervision, examination and reporting requirements of the Department and its activities are governed by the laws and regulations of the State of North Carolina.

REGULATION OF SECURITIES BROKERAGE ACTIVITIES

         The Company offers brokerage and investment products through AF Brokerage, Inc., a wholly owned subsidiary of the Company. AF Brokerage, Inc. is a North Carolina corporation which is registered as a broker-dealer under
Section 15 of the Securities Exchange Act of 1934, as amended, and has applied for membership in the National Association of Securities Dealers, Inc. (the "NASD"). As such, AF Brokerage, Inc. is subject to the supervision, examination and reporting requirements of the SEC, the NASD and the various states in which it conducts business.

FEDERAL SECURITIES LAWS

         The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Company or Stock Company. The Bank has not been audited for the last seven years.

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

         Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., it reserve as of June 30, 1999, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

STATE TAXATION

         Under North Carolina law, the corporate income tax is 7.25% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2.       PROPERTIES

         The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Warrensville, Jefferson, Sparta, Wilkesboro, Lenoir and Boone, North Carolina. The Company owns the main office, corporate offices and the Jefferson Branch, with net book value for property of $195,000, $599,000 and $519,000, respectively, as of June 30, 1999. Management believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company.


                                                             DATE                  LEASE               NET BOOK
                                      LEASED OR            LEASED OR            EXPIRATION             VALUE AT
                                        OWNED              ACQUIRED                DATE              JUNE 30, 1999
                                 ------------------  --------------------  --------------------  -----------------
                                                                 (DOLLARS IN THOUSANDS)

Corporate Offices............          Owned               06/30/97                 --                   $  599
206 S. Jefferson Avenue
West Jefferson, NC 28694
West Jefferson Branch                  Owned               06/30/63                 --                      195
205 S. Jefferson Avenue
West Jefferson, NC 28694
Jefferson Branch.............          Owned               05/18/94                 --                      519
840 E. Main Street
Jefferson, NC 28640
Warrensville Branch..........          Leased              08/31/98            08/31/2000*                   --
4951 NC Hwy. 88 West
Warrensville, NC 28693
Allegheny First..............          Leased              01/09/98            12/31/2000**                  --
403 South Main Street
Sparta, NC 28675
Appalachian First............          Leased              02/26/99            2/26/2003***                  --
285 Hwy 105 Ext.
Boone, NC 28607
AF Brown Insurance...........          Leased              09/01/97           8/31/1999****                  --
1347 West D Street
Wilkesboro, NC 28659
AF Blair.....................          Leased              04/01/99             03/31/2004                   --
324 Morganton Blvd., SW
Lenior, NC 28645

-------------

*    Option to renew for two additional five-year periods.
**   Option to renew for an additional three-year period.
***  Option to renew two additional one-year periods.
**** Option to renew for three additional one-year periods.

ITEM 3.       LEGAL PROCEEDINGS

         At June 30, 1999, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or to which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 1999 Annual Report to Stockholders on page 56, and is incorporated herein by reference.

     Information relating to the payment of dividends by the Registrant appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 1999 Annual Report to Stockholders on page 56, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

     The Bank paid cash dividends totaling $0.20 per share during the years ended June 30, 1999 and 1998, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain of the above-captioned information appears under "Selected Financial and Other Data of the Company" "Management's Discussion and Analysis" and in the Registrant's 1999 Annual Report to Stockholders on pages 1 and 2, and 5 through 18 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of AF Bankshares, Inc., together with the report thereon by McGladrey & Pullen, LLP appears in the Registrant's 1999 Annual Report to Stockholders on pages 19 through 53 and are incorporated herein by reference.


                                                                                Page(s) in
                                                                               Annual Report
                                                                               -------------
o  Independent Auditor's Report.........................................            19
o  Consolidated Statements of Financial Condition,                                  20
     June 30, 1999 and 1998..............................................
o  Consolidated Statements of Income and Comprehensive Income                       21
     Years Ended June 30, 1999 and 1998..................................
o  Consolidated Statements of Stockholders' Equity,                               22-23
     Years Ended June 30, 1999 and 1998..................................


o  Consolidated Statements of Cash Flows,                                         24-25
     Years Ended June 30, 1999 and 1998.................................
o  Notes to Consolidated Financial Statements...........................          26-53


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 1999.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     2.1 Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (incorporated by reference to the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the "Form 8-A")).

     3.1  Federal  Stock  Charter of the Company  (Incorporated  by reference to
          Exhibit 3.1 of the Form 8-A).

     3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

     4.1  Common Stock Certificate of the Company  (Incorporated by reference to
          Exhibit 4.3 of the Form 8-A).

     10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).

     10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).

     10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).

     10.4 Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

     13.1 1999 Annual Report to Stockholders, is filed herewith.

     21.1 Subsidiary  Information is incorporated herein by reference to "Part I
          - Subsidiary Activities."

     27.1 Financial Data Schedule.*

   (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1999.

   *Filed in electronic format only.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                      AF BANKSHARES, INC.
                                                    (Small Business Issuer)

Date: September 27                      By: /s/ James A. Todd
     -------------------------------       -------------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      Date
                                                      ----


/s/ James A. Todd                            September 27, 1999
---------------------------------------      -------------------------
James A. Todd
President, Chief Executive Officer
  and Director
(Principal Executive Officer)


/s/ Melanie Paisley Miller                   September 27, 1999
---------------------------------------      -------------------------
Melanie Paisley Miller
Executive Vice President, Secretary,
 Treasurer and Chief Financial Officer
(Principal Financial Officer)


/s/ Jan R. Caddell                           September 27, 1999
---------------------------------------      -------------------------
Jan R. Caddell - Director


/s/ Kenneth R. Greene                        September 27, 1999
---------------------------------------      -------------------------
Kenneth R. Greene - Director


/s/ William O. Ashley, Jr.                   September 27, 1999
---------------------------------------      -------------------------
William O. Ashley, Jr. - Director


/s/ Wayne R. Burgess                         September 27, 1999
---------------------------------------      -------------------------
Wayne R. Burgess - Director

 /s/ Frank E. Roland                          September 27, 1999
---------------------------------------      -------------------------
Frank E. Roland - Director


 /s/ Jerry L. Roten                           September 27, 1999
---------------------------------------      -------------------------
Jerry L. Roten - Director


/s/ John D. Weaver                            September 27, 1999
---------------------------------------      -------------------------
John D. Weaver - Director