Form 10QSB
period 1999-09-30
AF BANKSHARES INC
filed 1999-11-09
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1999
                                           ------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


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

As of October 31, 1999 there were issued and outstanding 1,053,678 shares of the Registrant's common stock, $.01 par value

Transitional Small Business Disclosure Format: Yes     No U
                                                  ---    ---

                                     AF BANKSHARES, INC.
                                           CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----
         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
September 30, 1999 (unaudited) and June 30, 1999                                        1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three Months ended  September 30, 1999 and 1998 (unaudited)                         2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
September 30, 1999 and 1998 (unaudited)                                                 3 - 4

Condensed notes to financial statements                                                 5 - 7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                                            8 - 12

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     13
         Item 2.  Changes in Securities and Use of Proceeds                             13
         Item 3.  Defaults upon Senior Securities                                       13
         Item 4.  Submission of Matters to a Vote of Security Holders                   13
         Item 5.  Other Information                                                     13
         Item 6.  Exhibits and Reports on Form 8-K                                      13
         Signatures                                                                     14

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1999 AND JUNE 30, 1999

ASSETS
                                                                                  September 30,          June 30,
                                                                                      1999                 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)             Note
Cash and cash equivalents:
   Interest-bearing deposits                                                     $   3,943,829        $   4,173,311
   Noninterest-bearing deposits                                                     10,813,024            8,221,749
Certificates of deposit, at cost                                                       198,000              198,000
Securities held to maturity                                                            100,000              100,000
Securities available for sale                                                       10,353,452           10,976,170
Federal Home Loan Bank stock                                                           627,600              523,600
Loans receivable, net                                                               88,714,830           81,156,766
Real estate owned                                                                       59,000               59,000
Office properties and equipment, net                                                 2,653,239            2,544,777
Accrued interest receivable on loans                                                   483,769              398,918
Accrued interest receivable on investment securities                                   100,079               97,598
Prepaid expenses and other assets                                                      531,833              546,721
Deferred income taxes, net                                                             467,241              425,100
Intangible assets                                                                      495,490              509,716
                                                                                 ----------------------------------
                              TOTAL ASSETS                                       $ 119,541,386        $ 109,931,426
                                                                                 ==================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                              $  94,416,698        $  93,106,090
   Note payable-ESOP                                                                   255,420              255,420
   Advances from Federal Home Loan Bank                                             11,051,531            2,564,358
   Accounts payable and other liabilities                                            1,370,503            1,636,362
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                             183,266              150,942
                                                                                 ----------------------------------
                              TOTAL LIABILITIES                                    107,277,418           97,713,172
                                                                                 ----------------------------------
Commitments and Contingencies
Stockholders Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and outstanding at September 30, 1999
          and June 30, 1999                                                             10,537               10,537
   Additional paid-in capital                                                        4,595,255            4,593,516
   Retained earnings, substantially restricted                                       8,029,558            7,974,373
   Deferred recognition and retention plan                                            (430,306)            (479,960)
   Accumulated other comprehensive income, unrealized gain
          on securities available for sale                                             142,774              203,638
                                                                                 -----------------------------------
                                                                                    12,347,818           12,302,104
    Less the cost of 4,300 shares of treasury stock                                    (83,850)             (83,850)
                                                                                 ----------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                            12,263,968           12,218,254
                                                                                 ----------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 119,541,386        $ 109,931,426
                                                                                 ==================================

See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Three Months Ended September 30, 1999 and 1998

                                                                                       Three Months Ended
                                                                                          September 30,
--------------------------------------------------------------------------------------------------------------
                                                                                     1999               1998
--------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                                         $ 1,871,667        $ 1,685,282
  Investment securities                                                             168,728            127,228
  Interest-bearing deposits                                                          71,124            157,593
                                                                                ------------------------------
                TOTAL INTEREST INCOME                                             2,111,519          1,970,103
                                                                                ------------------------------

Interest expense:
  Deposits                                                                          936,552            981,737
  Federal Home Loan Bank advances                                                    80,876             57,981
  Note payable, ESOP                                                                  5,805              5,892
                                                                                ------------------------------
                                                                                  1,023,233          1,045,610
                                                                                ------------------------------
                NET INTEREST INCOME                                               1,088,286            924,493
                                                                                      9,000              5,000
Provision for loan losses                                                       ------------------------------
                NET INTEREST INCOME AFTER PROVISION FOR
                 LOAN LOSSES                                                      1,079,286            919,493
                                                                                ------------------------------
Noninterest income:
  Insurance commissions                                                             226,437            114,109
  Other                                                                             160,882            100,316
                                                                                ------------------------------
                                                                                    387,319            214,425
                                                                                ------------------------------
Noninterest expense:
  Compensation and employee benefits                                                712,740            507,837
  Occupancy and Equipment                                                           126,721             98,949
  Deposit insurance premiums                                                         12,935              5,786
  Computer processing charges                                                        73,394             47,101
  Amortization                                                                       14,226              9,543
  Other                                                                             314,103            229,358
                                                                                ------------------------------
                                                                                  1,254,119            898,574
                                                                                ------------------------------
                INCOME BEFORE INCOME TAXES                                          212,486            235,344
  Income taxes                                                                       82,829             88,069
                                                                                ------------------------------
                NET INCOME                                                          129,657            147,275
                                                                                ------------------------------
  Other comprehensive loss, net of tax:
    Unrealized loss on securities, net of tax                                       (60,864)             3,863
                                                                                ===========         ==========
               COMPREHENSIVE INCOME                                             $    68,793        $   151,138
                                                                                ===========         ==========
  Basic Earnings per share of common stock (Note 3)                             $      0.13        $      0.15
                                                                                ===========         ==========
  Diluted Earnings per share of common stock (Note 3)                           $      0.13        $      0.15
                                                                                ===========         ==========
  Cash dividends per share                                                      $      0.05        $      0.05
                                                                                ===========         ==========

  See Notes to Condensed Financial Statements.



CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                                                              Three Months Ended
                                                                                          1999                 1998
                                                                                          ----                 ----
Cash Flows from Operating Activities
    Net income                                                                        $      129,657      $       147,275
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Provision for loan losses and REO                                                       9,000                5,000
       Provision for depreciation                                                            104,798               83,131
       Change in operating assets and liabilities:
           Accrued interest receivable                                                       (87,332)             (91,343)
           Accrued interest payable                                                           10,644               (6,922)
           Prepaid and other assets                                                           14,888                6,959
           Accounts payable and other liabilities                                           (265,859)             (44,527)
           Other                                                                              70,451              393,004
                                                                                      --------------      ---------------
                         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (13,753)             492,577
                                                                                      --------------      ---------------
Cash Flows from Investing Activities
    Purchases of securities available for sale                                              (104,000)           (799,564)
    Proceeds from securities available for sale                                              509,915              800,000
    Net originations of loans receivable                                                  (7,567,064)          (2,567,022)
    Purchases of office properties and equipment                                            (199,035)            (121,932)
    Proceeds from foreclosed real estate                                                           -               38,115
                                                                                      --------------      ---------------
                         NET CASH USED IN INVESTING ACTIVITIES                            (7,360,184)          (2,650,403)
                                                                                      --------------      ---------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                       1,299,964            2,705,356
    FHLB Advances                                                                          8,487,173           (1,512,799)
    Repurchase Stock                                                                               -              (97,450)
    Dividends paid                                                                           (51,407)             (49,060)
                                                                                      --------------      ---------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                         9,735,730            1,046,047
                                                                                      --------------      ---------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,361,793           (1,111,779)
Cash and cash equivalents:
    Beginning                                                                             12,395,060           14,308,009
                                                                                      --------------      ---------------
    Ending                                                                            $   14,756,853      $    13,196,230
                                                                                      ==============      ===============

AF BANKSHARES, INC. AND SUBSIDIARIES

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                        1999             1998
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                    $   3,943,829   $  7,954,112
       Noninterest-bearing                             10,813,024      5,242,118
                                                    ----------------------------
                                                    $  14,756,853   $ 13,196,230
                                                    ============================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                     $   1,006,784   $  1,046,640
                                                    ============================
       Income taxes                                 $      15,000   $     76,500
                                                    ============================

See Notes to Condensed Financial Statements.

                                     AF BANKSHARES, INC.
                           NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.    NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank, one branch in Alleghany County, North Carolina operating under the trade name, Alleghany First Bank and one branch in Watauga County, North Carolina operating under the trade name Appalachian First Bank. The Company has an insurance subsidiary operating under the trade name AF Ashelande Insurance Service, in West Jefferson, AF Brown Insurance Agency in Wilkesboro, AF Blair Insurance Agency in Lenior, and AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, North Carolina. The Company has a brokerage service subsidiary, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga Counties. On April 15, 1996, the Board of Directors of Ashe Federal Bank adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, MHC a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

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

On January 27, 1999, the Bank filed notice with the OTS of its intention to open a branch office in Watauga County to operate under the name Appalachian First Bank, and published public notice. No public objection was filed; therefore the OTS notified the Bank that it had no objection to the planned branch on March 1, 1999. The Bank opened the new branch office, in Watauga County operating under the trade name Appalachian First Bank, on March 1, 1999. Two experienced loan officers, a loan customer service representative, and a teller from the Watagua County market operate this branch office. Entry in the Watauga market significantly expands the Company's potential to expand the market for its banking products and to market its insurance and non-insured investment products to a larger and more diverse market.

During the third quarter of the fiscal year ending June 30, 1999, the Company entered into an agreement to purchase an insurance agency located in Lenior, North Carolina. The purchase of assets was completed on April 1, 1999. The insurance office in Lenior operates under the trade name, AF Blair Insurance Agency. On October 11, 1999 the Company entered an agreement to purchase the assets of an insurance agency in Elkin, North Carolina. The purchase is expected to close during the second quarter of the fiscal year ending June 30, 2000. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance subsidiary a more profitable investment by increasing revenues providing economies of scale and adding to the products that are available for delivery to the Company's customers.

Management believes that the Company's customers perceive "financial services" to include three elements: funds transfer including checking accounts and savings instruments, insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase it market penetration for insurance services, primarily in northwestern North Carolina. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., which has applied to become a member of the National Association of Securities Dealers, Inc. ("NASD"). The Company currently conducts brokerage services as a branch of a third party broker dealer but will operate independently once its regulatory applications are accepted. The Company expects to be accepted into membership in the NASD prior to the end of the fiscal year. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets that enhance the Company's value and earnings potential in the long term.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. During the year ended June 30, 1999, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2.    BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1999, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 1999 financial statements, which are included in the Company's form 10-KSB for the year ended June 30, 1999.

NOTE 3.    EARNINGS PER SHARE

The Bank's basic and diluted earnings per share for the three month period ended September 30, 1999 are based on a weighted average of 1,004,588 and 1,004,588 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the first quarter of fiscal year ended June 2000, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Bank's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share has been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans and Statement of Financial Standards Number 128.


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


NOTE 5.      COMPREHENSIVE INCOME


The Company was required to adopt Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", during the fiscal year ended June 30, 1999. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.


NOTE 6.    FEDERAL HOME LOAN BANK ADVANCES

The Company had advances outstanding of $11,051,531 and $2,564,358 at September 30, 1999 and June 30, 1999 respectively, from the Federal Home Loan Bank (`the FHLB"). Interest is payable at rates ranging from 4.95% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by all the Bank's stock in the FHLB and qualifying first mortgage loans. $900,000 of the advances are due by August of 2002, $151,531 is due January 2007, $5.0 million is due August 2009, and the remaining $5.0 million is due September 2009.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND JUNE 30, 1999:

Total assets increased by $9.6 million or 8.7% to $119.5 million at September 30, 1999 from $109.9 million at June 30, 1999. The increase in assets was the result of an increase of $7.6 million, or 9.3%, in loans receivable, net, and an increase of $2.6 million or 31.5% in noninterest-bearing deposits, from June 30, 1999 to September 30, 1999. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years and the result of the Bank beginning to penetrate the Boone market which is a more highly commercialized market. Management believes that the increase in noninterest-bearing deposits is necessary to cover the institution's increased liquidity needs in order to meet customer's year 2000 needs. Increases in noninterest-bearing deposits and net loans outstanding, is primarily a result of both an increase of $1.3 million in deposits and an increase of $8.5 million in advances from the Federal Home Loan Bank.

The Company's net investment in property and equipment increased $108,000 or 4.3% to $2.7 million at September 30, 1999, primarily a result of building renovations at 111 South Jefferson Avenue, West Jefferson, North Carolina. When completed this building will be used for the corporate offices for the Company and as an operation center for AF Bank.

The Bank's deposits increased by $1.3 million, or 1.4%, from $93.1 million at June 30, 1999 to $94.4 million at September 30, 1999. Management believes that the increase in deposits is attributable to its marketing efforts directed towards increasing balances in savings and transaction accounts. During the three month period ending September 30, 1999, the Bank's savings and transaction accounts increased $1.1 million from a net gain of 354 new accounts. Management intends to continue its marketing efforts to increase these lower cost core deposits.

At September 30, 1999, retained earnings had increased $55,000 or 0.7% to $8.0 million dollars as a result of earnings of $129,657, a decrease for the fair market value adjustment for ESOP stock in the amount of $32,324 and a reduction for dividends of $51,400. Additional paid in capital increased by $1,739 or 0.4% to $4.6 million at September 30, 1999 as a result of by recognizing a market adjustment for ESOP stock. Deferred recognition and retention plan ("RRP") decreased by $49,700 as a result of recognizing the vesture of additional RRP shares. At September 30, 1999, the Bank's regulatory capital amounted to $12.3 million compared to $12.2 million at June 30, 1999, which as a percentage of total assets was 8.8% and was considerably in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $123,000 at September 30, 1999 compared to $59,600 at June 30, 1999. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of $13,200 during the three month period ended September 30, 1999 compared to, net charge offs, of $6,000 for the comparable period ended September 30, 1998. As a result and based on management's analysis of its allowances, a $9,000 provision for additional loan loss allowance was made for the three month period ended September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

GENERAL. Net income for the three month period ended September 30, 1999 was $129,657 or $17,618 less than the $147,275 earned during the same periods in 1998. Changes in the net income during the comparable three month periods were primarily attributable to the start up expenses for the Company's brokerage division, AF Brokerage, Inc., the costs associated with the Bank's branch office in Watagua County, Appalachian First Bank, and the addition of employees in order to prepare the Company for future expansion. The expenses incurred during the three month period ended September 30, 1999, from Appalachian First and AF Brokerage, Inc. are projected to decrease during the future periods of the fiscal year ending June 30, 2000. Management believes that these initial costs of expansion will better position the Company for the future. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $141,416 or 7.18% from $1,970,103 for the three month period ended September 30, 1998 to $2,111,519 for the three month period ended September 30, 1999. This increase was attributable to a change in the volume and mix of interest-earning assets outstanding. Interest income from loans increased $186,385 or 11.06% from $1,685,282 for the three months ended September 30, 1998 to $1,871,667 for the three months ended September 30, 1999. This increase was offset by a decrease of $86,469, or 54.9%, in interest income on interest-bearing deposits from $157,593 for the three month period ended September 30, 1998 to $71,124 for the three month period ended September 30, 1999. Management believes that the decrease in interest earned on interest-bearing deposits is primarily a result of a shift in funds away from interest bearing into noninterest earning deposit balances due to the bank's increased liquidity needs in order to meet customer's year 2000 needs.

INTEREST EXPENSE. Interest expense decreased by $22,377 or 2.14% from $1,045,610 for the three months ended September 30, 1998 to $1,023,233 for the three month period ended September 30, 1999. The decrease is the result of a change in the mix of deposits resulting in the average rate for deposits being lower at September 30, 1999 than for the comparable period in 1998.

NET INTEREST INCOME. Net interest income increased by $163,793 or 17.7% from $924,493 for the three month period ended September 30, 1998 to $1,088,286 for the three months ended September 30, 1999. The increase is a result of increased average outstanding balances in interest-earning assets and an improved interest rate spread in effect during the period.

PROVISION FOR LOAN LOSSES. Management made an additional $9,000 provision for loan losses during the three month period ended September 30, 1999. During the three month period ended September 30, 1998, an additional provision of $5,000 was made. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made an additional provision for loan loss allowances during the three month period ended September 30, 1999 based upon an analysis of its reserves. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three month period ended September 30, 1999; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At September 30, 1999, the Bank's level of general valuation allowances for loan losses amounted to $1.1 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $172,894 from $214,425 for the three month period ended September 30, 1998 to $387,319 for the three months ended September 30, 1999. The increase was primarily attributable to increased revenues generated from insurance sales and income generated from the

Company's brokerage activities during the three months ended September 30, 1999.

NON-INTEREST EXPENSE. Non-interest expense increased by $355,545 or 39.6% from $898,574 for the three months ended September 30, 1998 to $1,254,119 for the three months ended September 30, 1999. Increases in non-interest expense for the three month period ended September 30, 1999 are primarily attributable to an increase in occupancy expenses and in compensation costs. Compensation costs increased by $204,903 or 40.4% for the three month period ended September 30, 1999, primarily as the result of adding employees in the Bank' newest branch, Appalachian First Bank, the Company's subsidiary, AF Brokerage, Inc. and additional insurance employees. Occupancy cost increased by $27,772, or 28.07% for the three month period ended September 30, 1999, due to the costs associated with the new branch, Appalachian First Bank, and costs associated with renovations on the new corporate and administrative building.

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

As of September 30, 1999, cash and cash equivalents, a significant source of liquidity, totaled $14.8 million. A significant portion of this amount is a direct result of the Bank preparing for year 2000 cash and liquidity needs.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. During the quarter ended March 31, 1998 the OTS reduced the required level of liquidity to 4% from 5%, eliminated the short term liquidity requirement and imposed a new requirement that savings associations generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at September 30, 1999, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

IMPACT OF INFLATION AND CHANGING PRICES.

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

As noted, the Company has replaced all of its computers and printers at a cost of $244,000. Software costs amounted to $101,000 and include internal software for accounts payable, fixed assets, payroll and insurance agency management. Management believes that all material costs to prepare for the year 2000 that are under the direct control of the Company have been incurred. The remaining costs are expected to amount to less than $5,000.

The year 2000 problems can affect the Company's operation in a number of ways but the mission critical issue is maintaining customers' account information including tracking deposits, interest accruals and loan payments. The Company is dependent upon electricity, telephone lines, computer hardware and Fiserv Orlando's data processing capacity.

The Company is in contact with its electric utility and the utility's staff regularly updates the Company as to its progress. Assurances have been given that no major problems exist and that the electric company will have all year 2000 problems addressed before June 30, 1999. The utility company has further assured the Company that contingency plans are in place for any unforeseen problems that may exist. The Company has installed a fixed generator with sufficient capacity to run the system servers and workstations at the West Jefferson branch office in case that the Company experiences power outages The generator was tested and performed as expected.

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

Fiserv Orlando has responded to the Company that renovation of its program is virtually complete. In the event that Fiserv Orlando experiences some unforeseen problems related to the year 2000, the Company will convert its data to one of the other Fiserv programs that is able to operate in the 2000 environment.

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

                                     AF BANKSHARES, INC.


       Dated: November 9, 1999      By: /s/ James A. Todd
              ----------------          ----------------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

       Dated: November 9, 1999      By: /s/ Melanie Paisley Miller
              ----------------          ----------------------------------------
                                           Melanie Paisley Miller
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer