Form 10QSB
period 1999-12-31
AF BANKSHARES INC
filed 2000-02-09
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1999
                                          -----------------
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                                 to
                                        -------------------------------

                           Commission File No. 0-24479

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

As of January 31, 2000 there were issued and outstanding 1,053,678 shares of the Registrant's common stock, $.01 par value

Transitional Small Business Disclosure Format: Yes      No  U
                                                   ---     ---

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                                Pages
------------------------------                                                                                -----
         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
December 31, 1999 (unaudited) and June 30, 1999                                                               1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three and Six Months ended  December 31, 1999 and 1998 (unaudited)                                        2

Condensed Consolidated Statements of Cash Flows for the Six Months ended
December 31, 1999 and 1998 (unaudited)                                                                        3 - 4

Condensed notes to financial statements                                                                       5 - 8

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                                                                  9 - 14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                           15
         Item 2.  Changes in Securities and Use of Proceeds                                                   15
         Item 3.  Defaults upon Senior Securities                                                             15
         Item 4.  Submission of Matters to a Vote of Security Holders                                         15
         Item 5.  Other Information                                                                           15
         Item 6.  Exhibits and Reports on Form 8-K                                                            15
         Signatures                                                                                           16

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND JUNE 30, 1999


ASSETS
                                                                                    December              June 30,
                                                                                      1999                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)              Note
Cash and cash equivalents:
   Interest-bearing deposits                                               $           385,697  $         4,173,311
   Noninterest-bearing deposits                                                     11,085,544            8,221,749
Certificates of deposit, at cost                                                        99,000              198,000
Securities held to maturity                                                            100,000              100,000
Securities available for sale                                                        9,404,116           10,976,170
Federal Home Loan Bank stock                                                           652,600              523,600
Loans receivable, net                                                               97,729,569           81,156,766
Real estate owned                                                                       47,500               59,000
Office properties and equipment, net                                                 3,130,090            2,544,777
Accrued interest receivable on loans                                                   512,273              398,918
Accrued interest receivable on investment securities                                    98,430               97,598
Prepaid expenses and other assets                                                      380,265              546,721
Deferred income taxes, net                                                             534,295              425,100
Intangible assets                                                                    1,163,478              509,716
                                                                              --------------------------------------
                              TOTAL ASSETS                                 $       125,322,857  $       109,931,426
                                                                              ======================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                        $        97,490,880  $        93,106,090
   Note payable-ESOP                                                                   255,420              255,420
   Advances from Federal Home Loan Bank                                             13,038,697            2,564,358
   Accounts payable and other liabilities                                            2,106,548            1,636,362
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                              95,558              150,942
                                                                              --------------------------------------
                              TOTAL LIABILITIES                                    112,987,103           97,713,172
                                                                              ======================================
Commitments and Contingencies
Stockholders Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and outstanding at December 31, 1999
          and June 30, 1999                                                             10,537               10,537
   Additional paid-in capital                                                        4,594,330            4,593,516
   Retained earnings, substantially restricted                                       8,157,119            7,974,373
   Deferred recognition and retention plan                                            (380,652)            (479,960)
   Accumulated other comprehensive income, unrealized gain
          on securities available for sale                                              38,270              203,638
                                                                              --------------------------------------
                                                                                    12,419,604           12,302,104
    Less the cost of 4,300 shares of treasury stock                                    (83,850)             (83,850)
                                                                              --------------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                            12,335,754           12,218,254
                                                                              --------------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       125,322,858  $       109,931,426
                                                                              ======================================

See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                     Three Months Ended              Six Months Ended
                                                                         December 31,                   December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                    1999            1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                        $      2,055,109 $     1,679,318  $    3,926,776  $   3,364,600
  Investment securities                                                 144,620         116,725         313,348        243,953
  Interest-bearing deposits                                              31,442         153,195         102,566        310,788
                                                                --------------------------------- -----------------------------
                  TOTAL INTEREST INCOME                               2,231,170       1,949,238       4,342,689      3,919,341
                                                                --------------------------------- -----------------------------
Interest expense:
  Deposits                                                              999,146         960,772       1,935,698      1,942,509
  Federal Home Loan Bank advances                                       177,957          17,826         258,833         75,807
  Note payable, ESOP                                                      4,880           4,416          10,685         10,308
                                                                --------------------------------- -----------------------------
                                                                      1,181,983         983,014       2,205,216      2,028,624
                                                                --------------------------------- -----------------------------
                  NET INTEREST INCOME                                 1,049,187         966,224       2,137,473      1,890,717
Provision for loan losses                                                   -             5,000           9,000         10,000
                                                                --------------------------------- -----------------------------
                  NET INTEREST INCOME AFTER PROVISION FOR
                   LOAN LOSSES                                        1,049,187         961,224       2,128,473      1,880,717
                                                                --------------------------------- -----------------------------

Noninterest income:
  Insurance commissions                                                 186,474         126,489         412,911        240,598
  Gain on sale on investments available for sale                         63,994          41,929          63,994         41,929
  Other                                                                 168,983         143,748         329,865        244,065
                                                                --------------------------------- -----------------------------
                                                                        419,451         312,166         806,770        526,591
                                                                --------------------------------- -----------------------------
Noninterest expense:
  Compensation and employee benefits                                    748,658         568,722       1,461,398      1,076,559
  Occupancy and Equipment                                               131,573         117,079         258,294        215,200
  Deposit insurance premiums                                             13,520          17,588          26,455         23,374
  Computer processing charges                                            62,865          46,921         136,259         94,022
  Amortization                                                           14,226           9,543          28,452         19,914
  Other                                                                 365,605         312,130         679,708        541,488
                                                                --------------------------------- -----------------------------
                                                                      1,336,447       1,071,983       2,590,566      1,970,557
                                                                --------------------------------- -----------------------------
                  INCOME BEFORE INCOME TAXES                            132,191         201,407         344,677        436,751
  Income taxes                                                           50,144          69,191         132,973        157,260
                                                                --------------------------------- -----------------------------
                  NET INCOME                                             82,047         132,216         211,704        279,491
                                                                --------------------------------- -----------------------------
  Other comprehensive loss, net of tax:
    Unrealized gain (loss) on securities, net of tax                    (60,604)         89,840        (121,468)        93,703
       Less:  reclassification adjustment for gains included
         in net income, net of tax                                       43,900          28,763          43,900         28,763
                                                                ---------------- ---------------- --------------- -------------
                 COMPREHENSIVE INCOME                          $        (22,457)$       193,293  $       46,336  $     344,431
                                                                ================ ================ =============== =============

  Basic Earnings per share of common stock (Note 3)            $           0.08 $          0.13  $         0.21  $        0.28
                                                                ================ ================ =============== =============
  Diluted Earnings per share of common stock (Note 3)          $           0.08 $          0.13  $         0.21  $        0.28
                                                                ================ ================ =============== =============
  Cash dividends per share                                     $           0.05 $          0.05  $         0.10  $        0.10
                                                                ================ ================ =============== =============

  See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                 Six Months Ended
                                                                                             1999                 1998
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                  $            211,704 $            279,491
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                       9,000               10,000
       Provision for depreciation                                                            182,099              154,132
       Amortization of goodwill and nonccompete covenant                                      28,452               19,914
       Change in operating assets and liabilities:
           Accrued interest receivable                                                      (114,187)               2,416
           Accrued interest payable                                                            6,265              (25,529)
           Prepaid and other assets                                                          166,456              (90,400)
           Accounts payable and other liabilities                                            470,186              (95,777)
           Other                                                                            (544,206)             646,073
                                                                                 -----------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                           415,769              900,320
                                                                                 -----------------------------------------
Cash Flows from Investing Activities
    Proceeds from certificates of deposit                                                     99,000                    -
    Increase in Federal Home Loan Bank stock                                                (129,000)                   -
    Purchases of securities available for sale                                              (500,000)          (2,985,810)
    Proceeds from securities available for sale                                            1,778,122            3,134,097
    Net originations of loans receivable                                                 (16,581,803)          (1,312,623)
    Purchases of office properties and equipment                                            (767,411)            (351,637)
    Proceeds from foreclosed real estate                                                      11,500               38,115
                                                                                 -----------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (16,089,592)          (1,477,858)
                                                                                 -----------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                       4,378,525            5,419,477
    FHLB Advances                                                                         10,474,339           (1,525,605)
    Repurchase Stock                                                                               -             (113,750)
    Dividends paid                                                                          (102,860)             (98,166)
                                                                                 -----------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        14,750,004            3,681,956
                                                                                 -----------------------------------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS                          (923,819)           3,104,418
Cash and cash equivalents:
    Beginning                                                                             12,395,060           14,308,009
                                                                                 -----------------------------------------
    Ending                                                                      $         11,471,241 $         17,412,427
                                                                                 =========================================

AF BANKSHARES, INC. AND SUBSIDIARIES

SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                                       1999                  1998
------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $             385,697 $          12,409,563
       Noninterest-bearing                                                             11,085,544             5,002,864
                                                                              ------------------------------------------
                                                                            $          11,471,241 $          17,412,427
                                                                              ==========================================

Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $           2,198,951 $           2,043,845
                                                                              ==========================================
       Income taxes                                                         $              87,769 $             209,500
                                                                              ==========================================

See Notes to Condensed Financial Statements.


                               AF BANKSHARES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1.  NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank, one branch in Alleghany County, North Carolina operating under the trade name, Alleghany First Bank and one branch in Watauga County, North Carolina operating under the trade name Appalachian First Bank. The Company has an insurance subsidiary operating under the trade name AF Ashelande Insurance Service, in West Jefferson, AF Brown Insurance Agency in Wilkesboro, AF Blair Insurance Agency in Lenoir, AF Insurance Service Center in Elkin, and AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, North Carolina. The Company has a brokerage service subsidiary, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga Counties. On April 15, 1996, the Board of Directors of Ashe Federal Bank adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, MHC a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

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

During the third quarter of the fiscal year ending June 30, 1999, the Company entered into an agreement to purchase an insurance agency located in Lenoir, North Carolina. The purchase of assets was completed on April 1, 1999. The insurance office in Lenior operates under the trade name, AF Blair Insurance Agency. On October 11, 1999 the Company entered an agreement to purchase the assets of an insurance agency in Elkin, North Carolina. The purchase of assets closed on December 1, 1999. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance subsidiary a more profitable investment by increasing revenues, providing economies of scale and adding to the products that are available for delivery to the Company's customers.

Management believes that the Company's customers perceive "financial services" to include three elements: funds transfer including checking accounts and savings instruments, insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase it's market penetration for insurance services, primarily in northwestern North Carolina. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc. which currently conducts brokerage services as a branch of a third party broker dealer. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. will commence operation in the third quarter of 2000 as an independent broker dealer once the transition with their clearing agent has been completed. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets that enhance the Company's value and earnings potential in the long term.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. During the year ended June 30, 1999, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1999, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments

(none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 1999 financial statements, which are included in the Company's form 10-KSB for the year ended June 30, 1999.

NOTE 3.  EARNINGS PER SHARE

The Bank's basic and diluted earnings per share for the three and six month periods ended December 31, 1999 are based on a weighted average of 1,008,210 and 1,006,399 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the second quarter of fiscal year ending June 2000, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans and Statement of Financial Standards Number 128.


NOTE 4.  INCENTIVE PLAN

On August 19, 1997 the Bank's board of directors approved the AF Bank 1997 Recognition and Retention Plan (RRP), established a Recognition and Retention Plan Trust to be used to hold awards to be made under the RRP and agreed to issue an additional 53,678 shares of the Company's stock to be issued as the shares are vested by the eligible participants in the plan. On the same date, the Company's board of directors approved the AF Bank 1997 Stock Option Plan (Option Plan) and approved the allocation of 21,322 authorized but unissued shares of AF Bankshares, Inc. Common Stock to be reserved for issuance upon exercise of options granted under the Option Plan. Both the RRP and the Option Plan were approved by the minority shareholders of AF Bank at the December 8, 1997 annual meeting. The terms of the RRP provided that the eligible participants are vested at the beginning of the period. The Company adopted the RRP and the Option Plan on the effective date of the reorganization into a two-tier mutual holding company.


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

NOTE 6.  FEDERAL HOME LOAN BANK ADVANCES

The Company had advances outstanding of $13,038,697 and $2,564,358 at December 31, 1999 and June 30, 1999 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest is payable at rates ranging from 4.95% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by all the Bank's stock in the FHLB and qualifying first mortgage loans. $887,500 of the advances are due by August of 2002, $151,197 is due January 2007, $5.0 million is due August 2009, $5.0 million is due September 2009, and the remaining $2,000,000 is due on demand.

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

BACKGROUND AND INTRODUCTION
Management believes it is important to view the quarterly financial results of the Company within the perspective of the Company's long-term strategic business plan. In general, the plan calls for positioning the Company now to take advantage of the dramatically changing nature of the financial services industry and the effects of those changes on the Company, its shareholders, its customers, and its overall markets IN THE LONG TERM.

Perhaps the best example of the ongoing revolution in financial services was the signing into law on November 12th of the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act. With this one piece of legislation, Congress has enacted the most sweeping regulatory makeover of the banking, securities, and insurance industries since the 1930s. It gives financial services firms approval to enter a wide range of activities previously prohibited by law, a notable example being the repeal of the separation between banking and securities businesses. In addition to being fully cognizant of the pending changes contained in the new legislation, management has been equally aware of the underlying market forces which ultimately led to passage of the Act.

Given the excellent capital position of the Company, management views the continued implementation of its strategic plan to be both prudent and appropriate. The short-term effects, while dampening current earnings, really represent an investment in the achievement of the Company's larger goal: to become the pre-eminent financial services provider in every market served by the Company. By reaching that goal, management believes the Company will be able to produce significant, sustainable earnings and profitability well into the 21st Century.

Recent examples of the Company's progress toward the long-term goal of the strategic business plan include:

     o   Increased net loans by $16.6 million or 20.4%;

     o Increased assets by $15.4 million or 14.0% as a means of leveraging the Company's capital;

     o   Approval of the Company's broker/dealer license;

     o The addition of the Company's fourth insurance agency to the AF Insurance network;

     o Adding additional markets with major emphasis in commercial property and casualty that gives the Company a better mix between personal and commercial coverages;

     o The nearing completion of the Company's new administrative and corporate headquarters building.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND JUNE 30, 1999:

Total assets increased by $15.4 million or 14.0% to $125.3 million at December 31, 1999 from $109.9 million at June 30, 1999. The increase in assets was the result of an increase of $16.6 million, or 20.4%, in loans receivable, net, partially offset by a decrease of $923,819 in cash and cash equivalents, from June 30, 1999 to December 31, 1999. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years and the result of the Bank beginning to penetrate the Boone market which is a more highly commercialized market. Management believes that the decrease in cash and cash equivalents is a result of the institution's increased liquidity needs in order to meet customer's year 2000 needs. This increased liquidity demand also resulted in changing the mix of cash and cash equivalents by moving interest-bearing deposits into more liquid noninterest-bearing deposits. Increases in net loans outstanding, was primarily funded by both an increase of $4.4 million in deposits and an increase of $10.5 million in advances from the Federal Home Loan Bank.

The Company's net investment in property and equipment increased $585,313 or 23.0% to $3.1 million at December 31, 1999, and was primarily a result of building renovations at 111 South Jefferson Avenue, West Jefferson, North Carolina, and from the purchase of AF Insurance Center in Elkin, North Carolina. When completed, the building at 111 South Jefferson Avenue will be used for the corporate offices for the Company and as an operation center for AF Bank.

The Bank's deposits increased by $4.4 million, or 4.7%, from $93.1 million at June 30, 1999 to $97.5 million at December 31, 1999. Management believes that the increase in deposits is attributable to its marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the six month period ending December 31, 1999, the Bank's savings and transaction accounts increased $1.5 million from a net gain of 623 new accounts. Management intends to continue its marketing efforts to increase these lower cost core deposits.

At December 31, 1999, retained earnings had increased $182,746 or 2.3% to $8.2 million as a result of earnings of $211,704, a decrease for the fair market value adjustment for ESOP stock in the amount of $73,902 and a reduction for dividends of $102,860. Deferred recognition and retention plan ("RRP") decreased by $99,308 as a result of recognizing the vesture of additional RRP shares. At December 31, 1999, the Bank's regulatory capital amounted to $12.4 million compared to $12.2 million at June 30, 1999, which was considerably in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $342,600 at December 31, 1999 compared to $59,600 at June 30, 1999. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of $27,393 during the six month period ended December 31, 1999 compared to, net charge offs, of $19,800 for the comparable period ended December 31, 1998. As a result and based on management's analysis of its allowances, a $9,000 provision for additional loan loss allowance was made for the six month period ended December 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998:

GENERAL. Net income for the three and six month period ended December 31, 1999 was $82,047 and $211,704, respectively, or $50,169 less than the $132,216 and $67,787 less than the $279,491 earned during the same periods in 1998. Changes in net income during the comparable three and six month periods were primarily attributable to decreased interest income on interest bearing deposits due to the increased level of non-interest bearing deposits that the institution maintained to prepare for potential customer withdrawals resulting from year 2000 concerns. Changes were also attributable to costs associated with the Bank's branch office in Watagua County, Appalachian First Bank, the costs associated with the purchase of AF Insurance Service Center, in Elkin North Carolina and the addition of employees in order to prepare the Company for future expansion. Management believes that these initial costs of expansion will better position the Company for the future. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $281,932 or 14.5% from $1,949,238 for the three month period ended December 31, 1998 to $2,231,170 for the three month period ended December 31, 1999. Interest income increased $423,348 or 10.8% from $3,919,341 for the six month period ended December 31, 1998 to $4,342,689 for the six month period ended December 31, 1999. This increase was attributable to a change in the volume and mix of net loans receivable, offset by the decrease in interest-bearing deposits. Interest income from loans increased $375,791 or 22.4% from $1,679,318 for the three months ended December 31, 1998 to $2,055,108 for the three months ended December 31, 1999. Interest income from loans increased $562,176 or 16.7% to $3,926,775 for the six month period ended December 31, 1999 from $3,364,600 for the six month period ended December 31, 1998. This increase was offset by a decrease of $121,753, or 79.5%, in interest income on interest-bearing deposits to $31,442 for the three month period ended December 31, 1999 from $153,195 for the three month period ended December 31, 1998. Interest income on interest-bearing deposits decreased $208,222 or 67.0% to $102,566 for the six month period ended December 31, 1999 from $310,788 for the six month period ended December 31, 1998. Management believes that the decrease in interest earned on interest-bearing deposits is primarily a result of a shift in funds away from interest-bearing into noninterest earning deposit balances due to the Bank's increased liquidity needs in order to meet customer's potential year 2000 needs.

INTEREST EXPENSE. Interest expense increased by $198,968 or 20.2% to $1,181,983 for the three month period ended December 31, 1999 from $983,014 for the three months ended December 31, 1998. Interest expense increased by $176,591 or 8.7% from $2,028,624 for the six month period ended December 31, 1998 to $2,205,216 for the six month period ended December 31, 1999. The increase is the result of the increase in advances outstanding at the Federal Home Loan Bank to fund loan demand and increased liquid deposit balances.

NET INTEREST INCOME. Net interest income increased by $82,965 or 8.6% from $966,224 for the three month period ended December 31, 1998 to $1,049,187 for the three months ended December 31, 1999. Net interest income increased by $246,756 or 13.1% from $1,890,717 for the six month period ended December 31, 1998 to $2,137,473 for the six month period ended December 31, 1999. The increase is a result of increased average outstanding balances in net loans receivable and an improved interest rate spread in effect during the period.

PROVISION FOR LOAN LOSSES. Management did not make an additional provision for loan losses during the three month period ended December 31, 1999. An additional $9,000 provision for loan losses was made during the six month period ended December 31, 1999. During the three month period ended December 31, 1998, an additional provision of $5,000 was made and during the six month period ended December 31, 1998, an additional $10,000 provision was made. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made an additional provision for loan loss allowances during the six month period ended December 31, 1999 based upon an analysis of its reserves. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the six month period ended December 31, 1999; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At December 31, 1999, the Bank's level of general valuation allowances for loan losses amounted to $1.1 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $107,285 from $312,166 for the three month period ended December 31, 1998 to $419,451 for the three months ended December 31, 1999. Non-interest income increased by $280,179 from $526,591 for the six month period ended December 31, 1998 to $806,770 for the six month period ended December 31, 1999. The increase was primarily attributable to increased revenues generated from insurance sales and income generated from the Company's brokerage activities during the three and six months ended December 31, 1999.

It is significant to note that during the quarter ended December 31, 1999, the Company's broker/dealer license was approved by regulatory authorities. As growth in non-interest income continues to be a pivotal strategy in the Company's long-term strategic plan, this development should add both momentum and incremental income in the future. Plus, operating the ONLY locally-based broker/dealer in our markets further enhances the Company's image and stature in its primary service areas.

NON-INTEREST EXPENSE. Non-interest expense increased by $264,464 or 24.7% from $1,071,983 for the three months ended December 31, 1998 to $1,336,447 for the three months ended December 31, 1999. Non-interest expense increased by $620,009 or 31.5% from $1,970,557 for the six months ended December 31, 1998 to $2,590,566 for the six months ended December 31, 1999. Increases in non-interest expense for the three and six month periods ended December 31, 1999 are primarily attributable to an increase in occupancy expenses and in compensation costs. Compensation costs increased by $179,936 or 31.6% for the three month period ended December 31, 1999 and $384,839 or 35.8% for the six month period ended December 31, 1999, primarily as the result of adding employees in the Bank' newest branch, Appalachian First Bank, the Company's subsidiary, AF Brokerage, Inc. and additional insurance employees. Occupancy cost increased by $14,494, or 12.4% for the three month period ended December 31, 1999, and $43,094 or 20.0% for the six month period ended December 31, 1999, due to the costs associated with the new branch, Appalachian First Bank, and costs associated with renovations on the new corporate and administrative building.

Although non-interest expenses increased, management views the increase as an investment in the future growth and success of the Company. Indeed, particularly with regard to the new corporate and administrative building, a notable portion of non-interest expense reflects the Company's past growth and success.

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

As of December 31, 1999, cash and cash equivalents, a significant source of liquidity, totaled $11.5 million. A significant portion of this amount is a direct result of the Bank preparing for year 2000 cash and liquidity needs and increases in FHLB advances.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. During the quarter ended March 31, 1998, the OTS reduced the required level of liquidity to 4% from 5%, eliminated the short term liquidity requirement and imposed a new requirement that savings associations generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at December 31, 1999, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Because of the Company's excellent capital position and liquidity, management feels the long-term strategic plan for the Company is not only prudent and in the best interests of shareholders, but also affordable and reasonable in light of the short-term investments required for its attainment.


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

IMPACT OF THE YEAR 2000.

The Company conducted business as usual on January 3, 2000. No disruptions from the century date change were experienced. The institution's currency supplies were more than adequate to meet demand.

In part due to the need for adequate liquidity and expenses associated with Y2K compliance, the Company's preparations for the year 2000 have temporarily reduced short-term earnings. However, management is pleased with the Company's preparedness and believes this downward pressure on short-term earnings will be reduced, if not completely eliminated, during the first calendar quarter of 2000. The Company's liquidity substantially exceeds all regulatory requirements.

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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of  Security Holders

     The Company held an Annual Meeting of Stockholders on November 1, 1999. The purpose of the meeting was to vote on the following proposals.

         1. Election of three directors, William O. Ashley, Jr., Wayne R. Burgess and John D. Weaver, for terms of three years each;

         2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending June 30 2000;

         Both proposals were approved at the meeting.


Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         Not applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AF BANKSHARES, INC.


Dated February 8, 2000                     By: /s/ James A. Todd
     -------------------                      ----------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

Dated February 8, 2000                     By: /s/ Melanie Paisley Miller
     -------------------                      ----------------------------------
                                           Melanie Paisley Miller
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer