Form 10QSB
period 2000-03-31
AF BANKSHARES INC
filed 2000-05-12
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
                                         --------------
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to
                                        -----------------------

                           Commission File No: 0-24479

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

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes U   No
            ---     ---

As of April 30, 2000 there were issued and outstanding 1,049,378 shares of the Registrant's common stock, $.01 par value

Transitional Small Business Disclosure Format: Yes    No  U
                                                  ---    ---

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----
         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
March 31, 2000 (unaudited) and June 30, 1999                                                1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three and Nine Months ended  March 31, 2000 and 1999 (unaudited)                        2

Condensed Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2000 and 1999 (unaudited)                                                     3 - 4

Notes to Condensed Consolidated financial statements                                    5 - 7

         Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                                           8 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        14
         Item 2.  Changes in Securities and Use of Proceeds                                14
         Item 3.  Defaults upon Senior Securities                                          14
         Item 4.  Submission of Matters to a Vote of Security Holders                      14
         Item 5.  Other Information                                                        14
         Item 6.  Exhibits and Reports on Form 8-K                                         14
         Signatures                                                                        15

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2000 AND JUNE 30, 1999


ASSETS

                                                                                       March 31,              June 30,
                                                                                         2000                   1999
----------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)               Note
Cash and cash equivalents:
   Interest-bearing deposits                                                    $      1,701,158    $      4,173,311
   Noninterest-bearing deposits                                                        6,902,470           8,221,749
Certificates of deposit, at cost                                                          99,000             198,000
Securities held to maturity                                                              100,000             100,000
Securities available for sale                                                          9,525,268          10,976,170
Federal Home Loan Bank stock                                                             582,200             523,600
Loans receivable, net                                                                102,390,782          81,156,766
Real estate owned                                                                         98,150              59,000
Office properties and equipment, net                                                   3,576,191           2,544,777
Accrued interest receivable on loans                                                     533,722             398,918
Accrued interest receivable on investment securities                                      56,238              97,598
Prepaid expenses and other assets                                                        578,962             546,721
Deferred income taxes, net                                                               572,023             425,100
Intangible assets                                                                      1,137,406             509,716
                                                                                   ----------------------------------
                              TOTAL ASSETS                                      $    127,853,570    $    109,931,426
                                                                                   ==================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                             $    103,086,418    $     93,106,090
   Notes payable                                                                         955,420             255,420
   Advances from Federal Home Loan Bank                                                9,025,856           2,564,358
   Accounts payable and other liabilities                                              2,271,038           1,636,362
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                               104,808             150,942
                                                                                   ----------------------------------
                              TOTAL LIABILITIES                                      115,443,540          97,713,172
                                                                                   ----------------------------------
Commitments and Contingencies
Stockholders Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and outstanding at March 31, 2000
          and June 30, 1999                                                               10,537              10,537
   Additional paid-in capital                                                          4,593,405           4,593,516
   Retained earnings, substantially restricted                                         8,241,976           7,974,373
   Deferred recognition and retention plan                                              (330,998)           (479,960)
   Accumulated other comprehensive income, unrealized gain (loss)
          on securities available for sale                                               (21,040)            203,638
                                                                                   ----------------------------------
                                                                                      12,493,880          12,302,104
    Less the cost of 4,300 shares of treasury stock                                      (83,850)            (83,850)
                                                                                   ----------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                              12,410,030          12,218,254
                                                                                   ----------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    127,853,570    $    109,931,426
                                                                                   ==================================

See Notes to Condensed  Consolidated Financial Statements.

Note: The Condensed Consolidated Statements of Financial Condition as of June 30, 1999 has been taken from audited financial statements at that date.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                    Three Months Ended             Nine Months Ended
                                                                         March 31,                      March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                   2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans                                                 $    2,203,593 $     1,646,694  $    6,130,369  $   5,011,294
     Investment securities                                        126,689         125,739         440,037        369,692
     Interest-bearing deposits                                     68,907         157,811         171,472        468,600
                                                            ------------------------------  -----------------------------
                TOTAL INTEREST INCOME                           2,399,189       1,930,244       6,741,877      5,849,586
                                                            ------------------------------  -----------------------------
Interest expense:
     Deposits                                                   1,051,461         905,527       2,987,159      2,837,728
     Federal Home Loan Bank advances                              155,346          60,265         414,179        136,072
     Notes payable                                                 18,520           5,665          29,205         15,973
                                                            ------------------------------  -----------------------------
                                                                1,225,327         971,457       3,430,543      2,989,773
                                                            ------------------------------  -----------------------------
                NET INTEREST INCOME                             1,173,862         958,787       3,311,334      2,859,813
Provision for loan losses                                          39,000          10,000          48,000         20,000
                                                            ------------------------------  -----------------------------
                NET INTEREST INCOME AFTER PROVISION FOR
                 LOAN LOSSES                                    1,134,862         948,787       3,263,334      2,839,813
                                                            ------------------------------  -----------------------------
Noninterest income:
     Insurance commissions                                        285,488         142,659         698,399        383,257
     Gain on sale on investments available for sale                30,609          74,873          94,603        116,802
     Other                                                        226,110         149,424         555,975        393,488
                                                            ------------------------------  -----------------------------
                                                                  542,207         366,956       1,348,977        893,547
                                                            ------------------------------  -----------------------------
Noninterest expense:
     Compensation and employee benefits                           817,679         621,265       2,279,077      1,708,132
     Occupancy and Equipment                                      152,847         127,937         411,141        363,052
     Deposit insurance premiums                                     4,922          12,850          31,377         36,225
     Computer processing charges                                   79,384          53,428         215,643        147,450
     Amortization                                                  26,073           9,543          54,525         29,457
     Other                                                        370,182         291,517       1,049,890        813,091
                                                            ------------------------------  -----------------------------
                                                                1,451,087       1,116,540       4,041,653      3,097,407
                                                            ------------------------------  -----------------------------
                INCOME BEFORE INCOME TAXES                        225,982         199,203         570,658        635,953
Income taxes                                                       89,635          76,683         222,608        233,943
                                                            ------------------------------  -----------------------------
                NET INCOME                                        136,347         122,520         348,050        402,010
                                                            ------------------------------  -----------------------------
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities, net of tax                (38,312)          8,383        (159,780)       102,086
     Less:  reclassification adjustment for gains
       included in net income, net of  tax                         20,998          51,363          64,898         80,126
                                                            ------------------------------  -----------------------------
               COMPREHENSIVE INCOME                        $       77,037 $        79,540  $      123,372  $     423,970
                                                            ==============================  =============================

Basic Earnings per share of common stock (Note 3)          $         0.13 $          0.12  $         0.35  $        0.40
                                                            ==============================  =============================
Diluted Earnings per share of common stock (Note 3)        $         0.13 $          0.12  $         0.35  $        0.40
                                                            ==============================  =============================
Cash dividends per share                                   $         0.05 $          0.05  $         0.15  $        0.15
                                                            ==============================  =============================

See Notes to Condensed Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                  Nine Months Ended
                                                                                              2000                 1999
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                          $    348,050         $    402,010
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                      48,000               20,000
       Provision for depreciation                                                            280,494              261,109
       Amortization of goodwill and non-compete covenant                                      54,525               29,457
       Change in operating assets and liabilities:
           Accrued interest receivable                                                       (93,444)             (80,464)
           Accrued interest payable                                                           37,697              (14,001)
           Prepaid and other assets                                                          (32,241)            (154,285)
           Accounts payable and other liabilities                                            634,675               34,256
           Other                                                                             225,578              260,182
                                                                                        ----------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,503,334              758,264
                                                                                        ----------------------------------
Cash Flows from Investing Activities
    Proceeds from certificates of deposit                                                     99,000                    -
    Increase in Federal Home Loan Bank stock                                                 (58,600)                   -
    Purchases of securities available for sale                                            (1,500,000)          (8,568,004)
    Proceeds from securities available for sale                                            2,518,423            5,413,092
    Net originations of loans receivable                                                 (21,282,016)          (3,628,619)
    Purchases of office properties and equipment                                          (1,332,844)            (675,720)
    Proceeds from foreclosed real estate                                                      11,500              (20,885)
                                                                                        ----------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (21,544,537)          (7,480,136)
                                                                                        ----------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                       9,942,631            7,328,908
    FHLB Advances                                                                          6,461,498           (1,538,418)
    Repurchase Stock                                                                               -             (113,750)
    Dividends paid                                                                          (154,359)            (153,759)
                                                                                        ----------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        16,249,770            5,522,981
                                                                                        ----------------------------------
                         NET DECREASE IN CASH AND CASH EQUIVALENTS                        (3,791,433)          (1,198,891)
Cash and cash equivalents:
    Beginning                                                                             12,395,060           14,308,009
                                                                                        ----------------------------------
    Ending                                                                              $  8,603,627         $ 13,109,118
                                                                                        ==================================

AF BANKSHARES, INC. AND SUBSIDIARIES

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                              2000                 1999
--------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                                        $  1,701,158         $  7,084,134
       Noninterest-bearing                                                                 6,902,470            6,024,984
                                                                                        ----------------------------------
                                                                                        $  8,603,628         $ 13,109,118
                                                                                        ==================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                                         $  3,392,846         $  3,003,774
                                                                                        ==================================
       Income taxes                                                                     $    171,855         $    264,500
                                                                                        ==================================

See Notes to Condensed Financial Statements.

                               AF BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.   NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank; one branch in Alleghany County, North Carolina operating under the trade name Alleghany First Bank; and one branch in Watauga County, North Carolina operating under the trade name Appalachian First Bank. The Company has an insurance subsidiary operating under the trade names AF Ashelande Insurance Service, in West Jefferson; AF Brown Insurance Agency in Wilkesboro; AF Blair Insurance Agency in Lenoir; AF Insurance Service Center in Elkin; and AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, North Carolina. The Company has a brokerage service subsidiary, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga Counties. On April 15, 1996, the Board of Directors of Ashe Federal Bank adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, MHC a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

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

On December 11, 1997, the Bank filed notice with the Office of Thrift Supervision ("the OTS"), of its intention to open a branch office in Alleghany County to operate under the name Alleghany First Bank. Subsequent to the notice filed with the OTS, the Bank published public notice of its intent in the Alleghany News and the Jefferson Post. No public objection was filed within the ten day period then allowed under OTS regulations; therefore, the OTS notified the Bank that it had no objection to the planned branch on January 15, 1997. The Bank opened the new office, Alleghany First Bank, on March 18, 1997. Additionally, the Bank's insurance agency subsidiary offers property, casualty, health and life insurance products within the Alleghany facility.

On January 27, 1999, the Bank filed notice with the OTS of its intention to open a branch office in Watauga County to operate under the name Appalachian First Bank, and published public notice. No public objection was filed; therefore, the OTS notified the Bank that it had no objection to the planned branch on March 1, 1999. The Bank opened the new branch office, in Watauga County operating under the trade name Appalachian First Bank, on March 1, 1999. Two experienced loan officers, a loan customer service representative, and a teller from the Watagua market operate this branch office. Entry into Watauga County significantly expands the Company's potential to market its banking products, as well as its insurance and non-insured investment products, in a new, larger, and more diverse geographic marketplace.

During the third quarter of the fiscal year ending June 30, 1999, the Company entered an agreement to purchase an insurance agency located in Lenoir, North Carolina. The purchase of assets was completed on April 1, 1999. The insurance office in Lenior operates under the trade name, AF Blair Insurance Agency. On October 11, 1999 the Company entered an agreement to purchase the assets of an insurance agency in Elkin, North Carolina. The purchase of assets closed on December 1, 1999. Management believes penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market; at the same time making the insurance subsidiary a more profitable investment by increasing revenues, providing economies of scale and adding to the products that are available for delivery to the Company's customers.

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase its market penetration for insurance services, primarily in northwestern North Carolina. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc. which currently conducts brokerage services as a branch of a third party broker/dealer. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. will commence operation in the fourth quarter of 2000 as an independent broker/dealer once arrangements with the clearing agent have been completed. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets which enhance the Company's value and earnings potential in the long term.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. During the year ended June 30, 1999, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 1999, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2000.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 1999 financial statements, which are included in the Company's Form 10-KSB for the year ended June 30, 1999.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and nine month periods ended March 31, 2000 are based on a weighted average of 1,011,819 and 1,008,179 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the third quarter of fiscal year ending June 2000, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

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

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $9,025,856 and $2,564,358 at March 31, 2000 and June 30, 1999 respectively, from the Federal Home Loan Bank (`the FHLB"). Interest at March 31, 2000 is payable at rates ranging from 6.10% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by all the Bank's stock in the FHLB and qualifying first mortgage loans. $875,000 of the advances are due by August of 2002, $150,856 is due January 2007, $5.0 million is due August 2009, and $3.0 million is due September 2009.

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

BACKGROUND AND INTRODUCTION

Management believes it is important to view the quarterly financial results of the Company within the larger context of the Company's long-term strategic business plan. Doing so helps keep short-term results in better perspective, and underscores management's commitment to the LONG-TERM profitability and success of the Company.

It has long been management's view that the Company's success in the 21st Century will depend in large part upon its ability to compete far beyond the narrow boundaries imposed upon banking during the majority of the 20th Century. The recently enacted Financial Services Modernization Act serves to validate that view. One immediate result of this landmark legislation is that financial services firms now have the authority to enter a multitude of activities prohibited by earlier laws and regulations.

As noted in Note 1. of the Notes To Condensed Financial Statements, management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Preparing the Company to compete on a competitively superior basis in all these categories has had a negative impact on short-term earnings.

Added to these planned investments in the Company's future were several factors outside the control of management:

          o The costs of regulatory compliance with, and preparations for the possible Year 2000 computer problem (which in hard dollars cost the Company more than $250,000);

          o The recent tightening of short-term interest rates by the Federal Reserve in an effort to contain inflation; and

          o The resulting inverted yield curve between higher short-term interest rates and lower long-term rates.

All these factors tended to exert additional downward pressure on earnings during the most recent quarter and nine months' operating periods.

However, it is well worth noting that -- given both these planned and uncontrollable dampening factors -- THE COMPANY'S EARNINGS FOR THE MOST RECENTLY COMPLETED QUARTER AND THE MOST RECENTLY COMPLETED NINE MONTHS REMAIN POSITIVE.

In fact, there are a number of significantly positive factors and recent events which bode extremely well for the Company's long-term success:

          o  An increase in net loans of $21.2 million or 26.2%;

          o Asset growth of $17.9 million or 16.3%, resulting in enhanced leveraging the Company's capital;

          o Continued growth in non interest income, reflecting the Company's continuing emphasis in the areas of insurance and securities services;

          o  Approval of the Company's broker/dealer license;

          o The addition of the Company's fourth insurance agency to the AF Insurance network;

          o Adding additional insurance markets with major emphasis in commercial property and casualty business, thereby providing the Company with an even better mix between personal and commercial coverages; and

          o The nearing completion of the Company's new administrative and corporate headquarters building.

Therefore, management is optimistic about the future of the Company. Overall, management and the board of directors are indeed pleased with the continued positive short -term earnings of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan.



COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND JUNE 30, 1999:

Total assets increased by $17.9 million, or 16.3%, to $127.9 million at March 31, 2000 from $109.9 million at June 30, 1999. The increase in assets was the result of an increase of $21.2 million, or 26.2%, in loans receivable, net, partially offset by a decrease of $3.8 million in cash and cash equivalents, from June 30, 1999 to March 31, 2000. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years and the result of the Bank beginning to penetrate the Boone market which is a more highly commercialized market. Increases in net loans outstanding, were primarily funded by both an increase of $10.0 million in deposits, the decrease of $3.8 million in cash and cash equivalents, the decrease of $1.5 million in securities available for sale and an increase of $6.5 million in advances from the Federal Home Loan Bank.

The Company's net investment in property and equipment increased $1.0 million or 40.5% to $3.6 million at March 31, 2000, and was primarily a result of building renovations at 111 South Jefferson Avenue, West Jefferson, North Carolina, and from the purchase of AF Insurance Center in Elkin, North Carolina. When completed, the building at 111 South Jefferson Avenue will be used for the corporate offices for the Company and as an operation center for AF Bank.

The Bank's deposits increased by $10.0 million, or 10.7%, from $93.1 million at June 30, 1999 to $103.1 million at March 31, 2000. Management believes that the increase in deposits is attributable to its marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the nine month period ending March 31, 2000, the Bank's savings and transaction accounts increased $5.0 million from a net gain of 1,156 new accounts. Management intends to continue its marketing efforts to increase these lower cost core deposits.

At March 31, 2000, retained earnings had increased $267,603 or 3.4% to $8.2 million as a result of earnings of $348,051, a decrease for the fair market value adjustment for ESOP stock in the amount of $73,911 and a reduction for dividends of $154,359. Deferred recognition and retention plan ("RRP") decreased by $148,962 as a result of recognizing the vesture of additional RRP shares. At March 31, 2000, the Bank's regulatory capital amounted to $12.5 million compared to $12.2 million at June 30, 1999, which was considerably in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $515,053 at March 31, 2000 compared to $59,600 at June 30, 1999. The increase is primarily due to one loan that is secured by a single family dwelling. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of $183,900 during the nine month period ended March 31, 2000 compared to, net charge offs, of $69,400 for the comparable period ended March 31, 1999. As a result and based on management's analysis of its allowances, a $48,000 provision for additional loan loss allowance was made for the nine month period ended March 31, 2000.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999:

GENERAL. Net income for the three and nine month period ended March 31, 2000 was $136,347 and $348,051, respectively, or $13,827 more than the $122,520 and
$53,959 less than the $402,010 earned during the same periods in 1999. Changes in net income during the comparable three and nine month periods were primarily attributable to decreased interest income on interest bearing deposits due to the increased level of non-interest bearing deposits that the institution maintained to prepare for potential customer withdrawals resulting from year 2000 concerns. Changes were also attributable to costs associated with the Bank's branch office in Watagua County, Appalachian First Bank, the costs associated with the purchase of AF Insurance Service Center, in Elkin North Carolina and the addition of employees in order to prepare the Company for future expansion. Management believes that these initial costs of expansion will better position the Company for the future. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $468,945 or 24.3% from $1,930,244 for the three month period ended March 31, 1999 to $2,399,189 for the three month period ended March 31, 2000. Interest income increased $892,292 or 15.3% from $5,849,586 for the nine month period ended March 31, 1999 to $6,741,878 for the nine month period ended March 31, 2000. This increase was attributable to a change in the volume and mix of net loans receivable, offset by the decrease in interest-bearing deposits. Interest income from loans increased $556,899 or 33.8% from $1,646,694 for the three months ended March 31, 1999 to $2,203,593 for the three months ended March 31, 2000. Interest income from loans increased $1,119,075 or 22.3% to $6,130,369 for the nine month period ended March 31, 2000 from $5,011,294 for the nine month period ended March 31, 1999. This increase was offset by a decrease of $88,904, or 56.3%, in interest income on interest-bearing deposits to $68,907 for the three month period ended March 31, 2000 from $157,811 for the three month period ended March 31, 1999. Interest income on interest-bearing deposits decreased $297,128 or 63.4% to $171,472 for the nine month period ended March 31, 2000 from $468,600 for the nine month period ended March 31, 1999. Management believes that the decrease in interest earned on interest-bearing deposits is primarily a result of a shift in funds away from interest-bearing into noninterest earning deposit balances due to the Bank's increased liquidity needs in order to meet customer's potential year 2000 needs.

INTEREST EXPENSE. Interest expense increased by $253,870 or 26.1% to $1,225,327 for the three month period ended March 31, 2000 from $971,457 for the three months ended March 31, 1999. Interest expense increased by $440,770 or 14.7% from $2,989,773 for the nine month period ended March 31, 1999 to $3,430,543 for the nine month period ended March 31, 2000. The increase is the result of both the increase in advances outstanding at the Federal Home Loan Bank to fund loan demand, increased liquid deposit balances, and the $10.0 million increase in savings deposits.

NET INTEREST INCOME. Net interest income increased by $215,075 or 22.4% from $958,787 for the three month period ended March 31, 1999 to $1,173,862 for the three month period ended March 31, 2000. Net interest income increased by $451,522 or 15.8% from $2,859,813 for the nine month period ended March 31, 1999 to $3,311,335 for the nine month period ended March 31, 2000. The increase is a result of increased average outstanding balances in net loans receivable and an improved interest rate spread in effect during the period.

PROVISION FOR LOAN LOSSES. Management made a $10,000 provision for loan losses during the three month period ended March 31, 1999. A $39,000 provision for loan losses was made during the three month period ended March 31, 2000. During the nine month period ended March 31, 1999, a provision of $20,000 was made and during the nine month period ended March 31, 2000, a $48,000 provision was made. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and nine month period ended March 31, 2000 based upon an analysis of its reserves. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the nine month period ended March 31, 2000; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At March 31 2000, the Bank's level of general valuation allowances for loan losses amounted to $996,000 which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $175,251 from $366,956 for the three month period ended March 31, 1999 to $542,207 for the three months ended March 31, 2000. Non-interest income increased by $455,430 from $893,547 for the nine month period ended March 31, 1999 to $1,348,977 for the nine month period ended March 31, 2000. The increase was primarily attributable to increased revenues generated from insurance sales and income generated from the Company's brokerage activities during the three and nine months ended March 31, 2000. Both these areas of growth and widening market penetration should continue to produce new growth in non-interest income.

NON-INTEREST EXPENSE. Non-interest expense increased by $334,547 or 30.0% from $1,116,540 for the three months ended March 31, 1999 to $1,451,087 for the three months ended March 31, 2000. Non-interest expense increased by $944,246 or 30.5% from $3,097,407 for the nine months ended March 31, 1999 to $4,041,653 for the nine months ended March 31, 2000. Increases in non-interest expense for the three and nine month periods ended March 31, 2000 are primarily attributable to an increase in occupancy expenses and in compensation costs. Compensation costs increased by $196,414 or 31.6% for the three month period ended March 31, 2000 and $570,945 or 33.4% for the nine month period ended March 31, 2000, primarily as the result of adding employees in the Bank' newest branch, Appalachian First Bank, the Company's subsidiary, AF Brokerage, Inc. and additional insurance employees. Occupancy cost increased by $24,910, or 19.5% for the three month period ended March 31, 2000, and $48,089 or 13.3% for the nine month period ended March 31, 2000, due to the costs associated with the new branch, Appalachian First Bank, and costs associated with renovations on the new corporate and administrative building.


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

As of March 31, 2000, cash and cash equivalents, a significant source of liquidity, totaled $8.6 million.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings. During the quarter ended March 31, 1998, the OTS reduced the required level of liquidity to 4% from 5%, eliminated the short term liquidity requirement and imposed a new requirement that savings associations generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at March 31, 2000, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

The Company's capital position and liquidity are in excellent shape, by any objective benchmark or comparison.

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

The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any year 2000 problems that may arise in the future.

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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable


Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of  Security Holders
         Not applicable

Item 5.  Other Information
         (a) Exhibit A - Impact of the Gramm-Leach Bliley Act

Item 6.  Exhibits and Reports on Form 8-K
         (a) 27-1 Financial Data Schedule
         (b) There were no reports on Form 8-K filed during the quarter

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AF BANKSHARES, INC.


Dated May 12, 2000                        By:/s/ James A. Todd
      ------------------                     ----------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

Dated May 12, 2000                        By:/s/ Melanie Paisley Miller
      ------------------                     ----------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer

                                    EXHIBIT A


                IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act (the "Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the Act (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act,
(vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

The Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," I.E., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Act. The Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

The OTS has recently proposed regulations implementing the privacy protection provisions of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We currently have a privacy protection policy in place and intend to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form. The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

We do not believe that the Act will have a material adverse affect upon our operations in the near term. However, to the extent the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.