Form 10KSB
period 2000-06-30
AF BANKSHARES INC
filed 2000-09-28
CIK 1064025

Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                     For the fiscal year ended June 30, 2000

                          Commission File No.: 0-24479

                               AF BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)


      Federally Chartered                                   56-2098545
    State of Incorporation                             IRS Employer Number

                               21 East Ashe Street
                      West Jefferson, North Carolina 28694
                    (Address of Principal Executive Offices)

Issuer's telephone, including area code:  (336) 246-4344

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                 Title of Class

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein or any amendment to this Form 10-KSB. /X/

     The revenues for the issuer's fiscal year ended June 30, 2000 are $11,214,209.

     The issuer had 1,049,378 shares of common stock outstanding as of August 31, 2000. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2000 was $8.75.

     Transitional Small Business Disclosure Format. Yes / / No /X/
                      DOCUMENTS INCORPORATED BY REFERENCE.
     Portions of the Annual Report to Stockholders for the year ended June 30, 2000 are incorporated by reference into Part I and II of this Form 10-KSB.

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

PART I
         ITEM 1.     DESCRIPTION OF BUSINESS......................................................................1
         ITEM 2.     PROPERTIES..................................................................................31
         ITEM 3.     LEGAL PROCEEDINGS...........................................................................32
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................32

PART II
         ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.....................................32
         ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................32
         ITEM 7.     FINANCIAL STATEMENTS........................................................................32
         ITEM 8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................................................33

PART III
         ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS................................33
         ITEM 10.    EXECUTIVE COMPENSATION......................................................................33
         ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................33
         ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................33
         ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K............................................................33


SIGNATURES.......................................................................................................35

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company which owns 100% of the common stock of AF Bank (the "Bank"), formerly Ashe Federal Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. The Company has no operations and conducts no business of its own other than ownership of its subsidiaries and investing in securities. The Bank is a federally chartered stock savings bank which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank; one branch in Alleghany County, North Carolina operating under the trade name Alleghany First Bank and one branch in Watauga County, North Carolina operating under the trade name Appalachian First Bank. The Bank was founded in 1939 as a building and loan association. In the early 1980s, the Bank converted from a North Carolina chartered building and loan to a federally chartered mutual savings and loan association, and in August of 1995 converted to a federally chartered mutual savings bank. During fiscal year 1997, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank which is majority owned by AsheCo, M.H.C., a mutual holding company. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company. See "Management's Discussion and Analysis -- The Reorganization." The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At June 30, 2000, the Bank had total assets of $133.4 million, total deposits of $102.7 million and equity of $12.5 million.

     The historical operations of the Company have been that of a portfolio mortgage lender, providing fixed rate loans for the residents of Ashe County, North Carolina. Management has recently expanded the market area of the Company to include Alleghany and Watauga counties and has diversified its product lines by engaging in non-mortgage lending and offering non-traditional financial services, such as insurance and brokerage products. More specifically, since 1996, the Company has made a major commitment to small business commercial lending and consumer lending as a means to increase the yield on its loan portfolio and attract lower cost deposit accounts. As a result of this commitment, commercial loans increased by 163.0% and consumer loans have increased by 109.8% since June 30, 1998. In addition, since July 1997, the Company has offered traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Company, which operates under the trade name AF Ashelande Insurance Service in West Jefferson, AF Brown Insurance Agency in Wilkesboro, AF Blair Insurance Agency in Lenoir, AF Insurance Services, Inc. in Sparta, West Jefferson and Jefferson, and AF Insurance Service Center in Elkin, North Carolina. The Company also has a brokerage subsidiary, operating as AF Brokerage, Inc., which serves, Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage offers various uninsured investment products, including fixed-rate and variable annuities and mutual funds. The Company believes that its strategy of expanding its market area and diversifying its product lines will enhance its franchise value and strengthen earnings in the future.

     The Company's operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions and the interest paid on savings deposits and borrowings of the company. The primary interest-earning asset of the Company is its mortgage loan portfolio representing 79.2% of total loans, with approximately 36.0% of portfolio mortgage loans at fixed rates at June 30, 2000. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of increasing rates to the Bank's earnings and to the net market value of its assets and liabilities. Additionally, the Company receives fee income primarily from loan origination fees, late loan payment fees, commissions from the sale of credit life, accident and health insurance, insurance commissions generated from the insurance agency subsidiary and in payment for other services provided to the customer by the Company. The major non-interest costs to the Company include compensation and benefits, occupancy and equipment and data processing costs. Other external factors that affect the operating results of the Company include changes in government and accounting regulations, costs of implementing information technology, and changes in the competition's emphasis within the Company's market.

     As of June 30, 2000, $86.2 million, or 79.2% of the Bank's total loan portfolio consisted of real estate loans. Total loans at June 30, 2000 were $114.0 million of which $68.8 million or 63.3% were secured by one- to-four family residences. Total mortgage loans, including construction loans, totaled $86.2 million as of June 30, 2000. Of that amount, approximately 37.5% were adjustable rate loans, or had remaining terms of 5 years of less. This change in the composition of the mortgage loan portfolio results from the Company's strategy of selling long term, fixed-rate mortgages while retaining the servicing. The reduction in the level of fixed rate mortgages has served to reduce the Company's exposure to interest rate risk.

     The Bank also invests in consumer loans and commercial loans. As of June 30, 2000, the Bank's consumer loans and commercial loan portfolios were $27.8 million, or 25.6% of total loans. Commercial loans totaled $10.5 million, or 9.6% of the Bank's total loan portfolio. The Bank invests a portion of its assets in debt and equity securities issued by the FHLB and the Federal Home Loan Mortgage Corporation (the "FHLMC") and began investing in mortgage-backed securities during fiscal 1996. Mortgage-backed securities totaled $3.2 million or 2.4% of total assets at June 30, 2000, and FHLB and FHLMC securities investments totaled $36.6 million, or 2.7%, of total assets at June 30, 2000.

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

MARKET AREA AND COMPETITION

     During the year ended June 30, 1998, AsheCo, MHC's ownership of the company decreased to 51.1% due to shares issued under the recognition and retention plan. AsheCo, MHC's ownership increased to 51.29% due to the repurchase of shares held in treasury during the year ended June 30, 1999.

     Previously, the Bank's market area for deposit gathering and lending has been concentrated in Ashe County, North Carolina. However, management believes that the Company must expand its market base to build value for the Company and its shareholders. In March 1998, the Company opened a branch of AF Bank in Alleghany County and operates the branch under the trade name Alleghany First Bank. At the same time, an insurance agency branch of AF Insurance Services, Inc., was opened in the same location. The staff of Alleghany First came from the local banking community and is attuned to the needs and habits of Alleghany citizens. The insurance  agency  personnel  direct  their  attention  to the special  needs of
Alleghany County citizens as well. On March 1, 1999, the Bank also opened a branch office in Boone, North Carolina operating under the trade name Appalachian First Bank. In April 1999, the Company added an insurance agency in Lenoir, North Carolina operating under the name AF Blair Insurance Agency and, in December 1999, the Company acquired an agency in Elkin, North Carolina that operates as AF Insurance Center. Entry into the Boone and Alleghany markets significantly expands the Company's potential to market its banking, insurance and noninsured investment products to a larger and more diverse market. Management now believes that it is delivering the same personalized customer service to the new markets that it has historically delivered to Ashe County. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale and adding to the products that are available for delivery to the Company's customers. The Company continues to seek opportunities to increase its market penetration for its services.

     Management believes that the Company's customers perceive "financial services" to include five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance and securities brokerage. Further, management believes that failure to offer insurance and brokerage services will impair the Company's growth and make retention of existing customers more difficult. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., which currently conducts brokerage services in Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage, Inc. applied to become a member of the National Association of Securities Dealers, Inc. ("NASD") in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets that enhance the Company's value and earnings potential in the long term.

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

                                                                    AT JUNE 30,
                                                                    -----------
                                                2000                                              1999
                                   -------------------------------                   -------------------------------
                                                             % OF                                              % OF
                                   AMOUNT                    TOTAL                   AMOUNT                    TOTAL
                                   ------                    -----                   ------                    -----
                                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family...       $   68,813                   63.26%                 $ 48,433                    59.68%
  Multi-family..........            2,277                    2.09%                      316                     0.39%
  Non-residential.......            8,577                    7.89%                    2,068                     2.55%
  Land..................            2,440                    2.24%                    1,258                     1.55%
  Construction..........            4,059                    3.73%                    5,082                     6.26%
                               ----------                  ------                  --------                   ------
   Total mortgage loans.           86,166                   79.21%                   57,157                    70.43%
                               ----------                  ------                  --------                   ------

Other loans:
  Commercial............           10,456                    9.62%                   18,261                    22.50%
  Consumer loans........           17,376                   15.97%                   12,144                    14.96%
                               ----------                  ------                  --------                   ------
   Total other loans....           27,832                   25.59%                   30,405                    37.46%
                               ----------                  ------                  --------                   ------
  Gross loans...........          113,998                  104.80%                   87,562                   107.89%
                               ----------                  ------                  --------                   ------

Less:
  Undisbursed loan funds           3,993                     3.67%                    5,033                     6.20%
  Deferred loan fees....             248                     0.23%                      249                     0.31%
  Allowance for loan
   losses...............             979                     0.90%                    1,123                     1.38%
                               ----------                  ------                  --------                   ------
                                   5,220                     4.80%                    6,405                     7.89%
                               ----------                  ------                  --------                   ------
   Loans, net...........       $ 108,778                   100.00%                 $ 81,157                   100.00%
                               ==========                  ======                  ========                   ======
Loans serviced for
others:
  One-to four-family and
   cooperative apartment.      $  22,613                   100.00%                 $ 20,657                   100.00%
                               ----------                  ------                  --------                   ------
    Total loans serviced
      for others.........      $  22,613                   100.00%                 $ 20,657                   100.00%
                               ==========                  ======                  ========                   ======

     Loan Maturity. The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 2000. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

                                                                             AT JUNE 30, 2000
                                                                              MORTGAGE LOANS
                                                                             ----------------
                                        ONE- TO
                                         FOUR-     MULTI-      NON-                               COMMERCIAL   CONSUMER      TOTAL
                                        FAMILY     FAMILY   RESIDENTIAL     LAND    CONSTRUCTION     LOANS       LOANS       LOANS
                                        -------    ------   -----------     ----    ------------  ----------   --------      -----
                                                                              (IN THOUSANDS)
Amount due:
   One year or less................     $21,641    $  813     $  1,257    $  694      $   4,059    $  7,660    $  3,467    $ 39,591
                                        -------    ------   -----------    -----    ------------  ----------   --------    --------
 After one year:
   One to three years..............       4,941       358        2,331       290              0         812       7,633      16,365
   More than three years to five
     years.........................      12,809       190        2,230       467              0         981       3,549      20,226
   More than five years to ten
     years.........................       8,625       836        1,039       375              0         948       2,218      14,041
   More than ten years to
     twenty years..................      17,858        80        1,634       297              0          55         509      20,433
   Over twenty years...............       2,939         0           86       317              0           0           0       3,342
                                        -------    ------   -----------    -----    ------------  ----------   --------    --------
 Total due or repricing after one
   year............................      47,172     1,464        7,320     1,746              0       2,796      13,909      74,407
                                        -------    ------   -----------    -----    ------------  ----------   --------    --------
 Total amounts due or repricing,
   gross...........................     $68,813   $ 2,277     $  8,577    $2,440      $   4,059    $ 10,456     $17,376    $113.998
                                        =======    ======   ===========    =====    ============  ==========   ========    ========

     The following table sets forth the dollar amounts in each loan category at June 30, 2000 that are due after June 30, 2001, and whether such loans have fixed or adjustable interest rates.

                                                                     DUE AFTER JUNE 30, 2001
                                                                     -----------------------
                                                         FIXED              ADJUSTABLE                TOTAL
                                                         -----              ----------                -----
                                                                           (IN THOUSANDS)
Mortgage loans:
  One- to four-family.......................          $ 39,923              $   7,249              $  47,172
  Multi-family..............................             1,244                    220                  1,464
  Non-residential...........................             7,320                      0                  7,320
  Land......................................               812                    934                  1,746
Commercial loans............................               919                  1,877                  2,796
Consumer loans..............................            13,277                    632                 13,909
                                                      --------              ---------              ---------
                                                      $ 63,495              $  10,912              $  74,407
                                                      ========              =========              =========

     Origination, Purchase, Sale and Servicing of Loans. The Bank's lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. Adjustable-rate mortgage loans carried in portfolio and fixed-rate mortgage loans carry maximum maturities of 30 years and 15 years, respectively. Fixed rate loans originated for sale in the secondary market have maximum maturities of 30 years. Historically, the Bank held for its portfolio all loans it originated. The Bank now sells all qualified fixed-rate loans to Fannie Mae, but retains the servicing rights. The determination to sell loans is based upon management's efforts to reduce interest rate risk. At June 30, 2000, the Bank serviced approximately $22.6 million of loans for Fannie Mae.

     One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank's portfolio have higher interest rates and shorter terms than those loans sold to Fannie Mae. Most are secured by property located in Ashe, Alleghany and Watauga counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See "--Origination, Purchase, Sale and Servicing of Loans."

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

     In view of its operating strategy, the Bank adheres to its Board approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allows management flexibility with respect to documentation of certain matters and certain credit requirements. As a result, such underwriting guidelines in certain lending situations are less rigid than comparable Fannie Mae underwriting guidelines. The Bank's loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as Fannie Mae. The Bank sells all qualifying fixed-rate loans to Fannie Mae, while retaining servicing rights. The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank's market area. At June 30, 2000, that Bank's portfolio contained approximately $4.1 million, or 3.7%, of construction loans. The Bank's policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank as well. Thus construction loans typically "roll" into permanent financing. Construction loans are made for a maximum of 12 months, by which time permanent financing must be obtained.

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

     Non-Residential Mortgage Lending. The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank's underwriting procedures provide that non-residential mortgage loans may be made, based on debt service coverage or in amounts up to the lesser of
(i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank's current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower's expertise, credit history, profitability, cash flow, and the value of the collateral while underwriting these loans. At June 30, 2000, the Bank's non-residential mortgage loan portfolio was $8.6 million, or 7.9% of total loans outstanding. The largest non-residential mortgage loan in the Bank's portfolio at June 30, 2000 was approximately $1.5 million and is secured by a commercial property.

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

     Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes, located in the Bank's primary lending area. At June 30, 2000, the Bank's total land loan portfolio was $2.4 million or 2.2% of total loans and its multi-family loan portfolio was $2.3 million or 2.1% of total loans.

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

     Multi-family residential lending generally entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand, conditions in the market for multi-family residential properties as well as to regional and economic conditions, generally.

     Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2000, $17.4 million, or 16.0%, of the Bank's total loan portfolio consisted of consumer loans (including home equity credit line loans and second mortgage loans). The primary component of the Bank's consumer loan portfolio was $9.3 million of auto loans. Consumer loans are available at fixed or variable interest rates.

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

     As of June 30, 2000, the Bank had no non-performing consumer loans. Charge-offs for consumer loans totaled $194,000 and $37,000 for the years ended June 30, 2000 and 1999, respectively.

     The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank's Board of Directors. At June 30, 2000, the Bank's savings account loan portfolio totaled $367,000 or 0.32% of the total loans outstanding.

     The Bank offers adjustable rate home equity credit lines tied to the prime interest rate. The home equity portfolio amounted to $4.7 million or 4.1% of the total loan portfolio as of June 30, 2000. The home equity credit line is available on any owner-occupied one-to-four family home, townhouse, or condominium in the Bank's lending area provided the homeowner meets the Bank's lending criteria. A home equity loan is an adjustable rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. The current maximum term is 180 months. The Bank may offer home equity loans up to 100% of the value of the collateral to certain customers meeting a higher level of credit criteria.

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

     As of June 30, 2000, the Bank had $286,000 of non-performing commercial business loans. Charge-offs for commercial business loans totaled $115,000 for the year ended June 30, 2000. The Bank had no charge-offs with respect to commercial business loans in the year ended June 30, 1999.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank's Chief Executive Officer and lending officers may approve loans in amounts within assigned lending limits, and the Loan Committee, comprised of the Executive Committee of the Board of Directors may approve loans up to the Bank's loans-to-one-borrower limit. In addition, the staff loan committee, comprised of the chief executive officer, chief financial officer, chief lending officer and collection officer meets twice a week to review all loan applications that meet all lending policy criteria. The staff loan committee can approve lending relationships up to $750,000. Larger amounts must be approved by the Executive Committee of the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

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

     Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO"). At June 30, 2000, the Bank held $289,000 in REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $411,000. The Bank's REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank's asset classification process, based on Generally Accepted Accounting Principles ("GAAP").

     Non-performing Assets. The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                       AT JUNE 30,
                                                                       -----------
                                                         2000                              1999
                                                         ----                              ----
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans:
    One- to four-family.......................         $  125                            $   52
    Multi-family..............................             --                                --
    Non-residential...........................             --                                --
    Land......................................             --                                --
    Construction..............................             --                                --
                                                       ------                            ------
        Total mortgage loans..................            125                                52
                                                       ------                            ------
    Commercial................................            286                                --
    Consumer Loans............................             --                                 8
                                                       ------                            ------
      Total non-accruing loans................         $  411                            $   60
                                                       ------                            ------
Loans delinquent 90 or more days for which
  interest is fully reserved and still
  accruing:
    One- to four-family.......................         $   --                            $   --
    Multi-family..............................             --                                --
    Non-residential...........................             --                                --
    Land......................................             --                                --
    Construction..............................             --                                --
                                                       ------                            ------
       Total mortgage loans...................             --                                --
                                                       ------                            ------
    Commercial................................             --                                --
    Consumer Loans............................             --                                --
                                                       ------                            ------
Total loans delinquent 90 or more days for
  which interest has been fully reserved......             --                                --
                                                       ------                            ------
Total non-performing loans....................         $  411                            $   60
                                                       ------                            ------

Total real estate owned.......................            289                                59
                                                       ------                            ------

    Total non-performing assets...............         $  700                            $  119
                                                       ------                            ------

Total non-performing loans to loans, gross....           0.36%                             0.07%
Total non-performing assets to total assets...           0.53%                             0.11%


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

     The Bank's management reviews and classifies the Bank's assets monthly and reports the results to the Bank's Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2000, the Bank had $555,000 of assets classified as Substandard, $40,000 of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

     Allowance for Loan Losses. The Allowance for Loan Losses ("ALL") is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The ALL is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. At June 30, 2000, the Bank's ALL was $979,000, or 0.9% of total loans, as compared to $1.1 million or 1.3%, at June 30, 1999. The Bank had non-performing loans of $411,000 and $60,000 at June 30, 2000 and June 30, 1999, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. Various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

     The following table sets forth activity in the Bank's ALL at or for the dates indicated.

                                                                  AT OR FOR THE YEAR ENDED JUNE 30,
                                                                  ---------------------------------
                                                                 2000                          1999
                                                                 ----                          ----
                                                                         (DOLLARS IN THOUSANDS)
Total loans outstanding at end of period............         $   113,998                   $    87,562
Average total loans outstanding.....................             100,228                        76,597

Balance at beginning of year........................               1,123                         1,164
                                                             -----------                   -----------
Provision for loan losses...........................                  88                            20
                                                             -----------                   -----------
Charge-offs:
   One- to four-family residential..................                 (19)                           (4)
   Multi-family residential.........................                  --                            --
   Non-residential and land.........................                  --                           (33)
   Construction.....................................                  --                            --
   Commercial.......................................                (115)                           --
   Consumer loans...................................                (194)                          (37)
                                                             -----------                   -----------
     Total charge-offs..............................                (328)                          (74)
                                                             -----------                   -----------

Recoveries..........................................                  96                            13
                                                             -----------                   -----------

Balance at end of year..............................         $       979                   $     1,123
                                                             ===========                   ===========

Allowance for loan losses to total loans
  at end of period..................................                0.86%                        1.28%
                                                             ===========                   ===========

Allowance for loan losses to total non-performing
   assets at end of period..........................              139.86%                      943.70%
                                                             ===========                   ===========

Allowance for loan losses to total non-performing
   loans at end of period...........................              238.20%                     1,871.14%
                                                             ===========                   ===========

Ratio of net charge-offs during the period
   To average loans outstanding during period.......                0.23%                         0.08%
                                                             ===========                   ===========

     The following table sets forth the Bank's ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                               AT JUNE 30,
                                                               -----------
                                         2000                                             1999
                                         ----                                             ----
                                                       PERCENT OF                                       PERCENT OF
                                                        LOANS IN                                         LOANS IN
                                      PERCENT OF          EACH                          PERCENT OF         EACH
                                       ALLOWANCE        CATEGORY                         ALLOWANCE       CATEGORY
                       ALLOWANCE        TO TOTAL         TO TOTAL       ALLOWANCE         TO TOTAL        TO TOTAL
                        AMOUNT         ALLOWANCE          LOANS           AMOUNT         ALLOWANCE         LOANS
                        ------        -----------      ----------       ---------       ----------       ----------
                                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to
   four-family....     $  559             57.10%           60.37%         $  456            40.61%           55.32%
  Multi-family....         15              1.53%            2.00%             10             0.89%            0.36%
  Non-residential
   and land.......         60              6.13%            9.66%             61             5.43%            3.80%
  Construction....         19              1.94%            3.56%             14             1.25%            5.80%
Other:
  Consumer.....           255             26.05%            9.17%            442            39.36%           13.87%
  Commercial...            71              7.25%           15.24%            140            12.46%           20.85%
                        ------        -----------      ----------       ---------       ----------       ----------
  Total........        $  979            100.00%          100.00%         $1,123           100.00%          100.00%
                        ======        ===========      ==========       =========       ==========       ==========


INVESTMENT ACTIVITIES

         The Bank's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by Fannie Mae, the FHLMC and the Government National Mortgage Association ("GNMA"), certificates of deposit of insured banks, federal funds, mutual funds and overnight deposits at the FHLB. At June 30, 2000, the Bank held $9.8 million in investment securities.

         The following table sets forth activity in the Bank's investment securities portfolio for the periods indicated:

                                                                         FOR THE YEAR ENDED JUNE 30,
                                                                         ----------------------------
                                                                         2000                    1999
                                                                         ----                    ----
                                                                                (IN THOUSANDS)
     Amortized cost at beginning of period..................         $  11,464              $    8,533
     Purchases, net.........................................              (228)                  4,122
     Principal payments from mortgage backed securities.....            (1,387)                 (1,333)
     Gain on sales..........................................                95                     166
     Premium and discount amortization, net.................               (62)                    (24)
                                                                    ----------              ----------
     Amortized cost at end of period........................             9,882                  11,464
     Net unrealized gain(1).................................               (47)                    334
     Total securities, net..................................        $    9,835              $   11,798
                                                                    ==========              ==========

(1) The net unrealized gain at June 30, 2000 and relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                    AT JUNE 30,
                                                                    -----------
                                                   2000                                    1999
                                                   ----                                    ----
                                      AMORTIZED                                AMORTIZED
                                        COST             FAIR VALUE              COST            FAIR VALUE
                                        ----             ----------              ----            ----------
                                                                     (IN THOUSANDS)
Mortgage-backed securities:
  Fannie Mae and Government
  National Mortgage Association...    $  3,205            $ 3,155               $ 4,626            $  4,672
                                      --------            --------              -------             -------
Other debt securities:
  U.S. Treasury and Agency........       4,515              4,428                 4,624               4,589
  Other...........................         382                370                   480                 459
                                      --------            --------              -------             -------
Total debt securities.............       4,897              4,798                 5,104               5,048
                                      --------            --------              -------             -------
Equity securities(1)..............       1,004              1,106                 1,210               1,554
Federal Home Loan Bank Stock......         776                776                   524                 524
Net unrealized gain (loss)(2).....         (47)                --                   334                  --
                                      --------            --------              -------             -------
Total securities, net.............    $  9,835            $ 9,835               $11,798             $11,798
                                      ========            =======               =======             =======

-----------------------
(1)  Equity securities consist of FHLMC common stock.
(2) The net unrealized gain (loss) at June 30, 2000 and 1999 relates to available for sale securities in accordance with SFAS No.115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated.

                                                                       AT JUNE 30,
                                                                       -----------
                                                  2000                     1999                         1998
                                                  ----                     ----                         ----
                                         AMORTIZED                AMORTIZED                    AMORTIZED
                                           COST      FAIR VALUE     COST       FAIR VALUE        COST       FAIR VALUE
                                           ----      ----------     ----       ----------        ----       ----------
                                                                     (IN THOUSANDS)
Held to Maturity
   Other debt securities.............     $  100      $   100      $  100       $   100         $  100        $  100
                                          ------      -------      ------       -------         ------        ------
         Total held to maturity......        100          100         100           100            100           100
                                          ------      -------      ------       -------         ------        ------
Available-for-Sale:
   Mortgage-backed securities........      3,205        3,155       4,626         4,672          2,174         2,235
   Other debt securities:............      4,698        4,599       4,806         4,750          5,430         5,422
   Equity securities.................      1,004        1,106       1,210         1,554              7           438
   Net unrealized gain (loss) (1)....        (47)          --         334            --            484            --
                                          ------      -------      ------       -------         ------        ------
         Total available-for-sale....      8,860        8,860      10,976        10,976          8,095         8,095
                                          ------      -------      ------       -------         ------        ------

Certificates of deposit..............         99           99         198           198            198           198
                                          ------      -------      ------       -------         ------        ------
Federal Home Loan Bank Stock.........        776          776         524           524            624           624
                                          ------      -------      ------       -------         ------        ------

   Total securities, net.............     $9,835       $9,835     $11,798       $11,798         $9,017        $9,017
                                          ======       ======     =======       =======         ======        ======

(1) The net unrealized gains (loss) at June 30, 2000, 1999 and 1998 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Bank's debt securities at June 30, 2000, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                           AT JUNE 30, 2000
                                                                           ----------------
                                                      HELD-TO-MATURITY                           AVAILABLE FOR SALE
                                                      ----------------                           ------------------
                                                                       WEIGHTED                                   WEIGHTED
                                            AMORTIZED      FAIR         AVERAGE       AMORTIZED       FAIR         AVERAGE
                                              COST         VALUE         YIELD          COST          VALUE         YIELD
                                              ----         -----         -----          ----          -----         -----
                                                                       (DOLLARS IN THOUSANDS)
Debt Securities
Mortgaged-backed securities:
  Due within 1 year......................    $ --            $ --           --%          $   --          $   --        --%
  Due after 1 year but within 5 years....      --              --           --               64              65      7.29
  Due after 5 years but within 10 years..      --              --           --               --              --        --
  Due after 10 years.....................      --              --           --            3,141           3,090      6.71
                                             ----            ----                        ------          ------
         Total...........................      --              --           --            3,205           3,155      6.72
                                             ----            ----                        ------          ------
U.S. Treasury and Agency:
  Due within 1 year......................      --              --           --               --              --        --
  Due after 1 year but within 5 years....     100             100         5.50            3,270           3,220      5.77
  Due after 5 years but within 10 years..      --              --           --              500             492      7.55
  Due after 10 years.....................      --              --           --              645             616      5.85
                                             ----            ----                        ------          ------
         Total...........................     100             100         5.50            4,415           4,328      5.99
                                             ----            ----                        ------          ------
Corporate & Other:
  Due within 1 year......................      --              --           --               --              --        --
  Due after 1 year but within 5 years....      99              99         7.25               --              --        --
  Due after 5 years but within 10 years..      --              --           --               --              --        --
  Due after 10 years.....................      --              --           --              283             271      4.60
                                             ----            ----                        ------          ------
         Total...........................      99              99         7.25              283             271      4.60
                                             ----            ----                        ------          ------
Equity Securities........................      --              --           --            1,004           1,106        --
                                             ----            ----                        ------          ------
Total:
  Due within 1 year......................      --              --           --               --              --        --
  Due after 1 year but within 5 years....     199             199         6.37            3,334           3,285      5.80
  Due after 5 years but within 10 years..      --              --           --              500             492      7.55
  Due after 10 years.....................      --              --           --            4,069           3,977      6.45
  Equity Securities......................      --              --           --            1,004           1,106        --
                                             ----            ----                        ------          ------
                                              199             199         6.37            8,907           8,860      6.23
                                             ----            ----                        ------          ------
  Federal Home Loan Bank Stock...........     776             776           --               --              --        --
                                             ----            ----                        ------          ------
         Total...........................    $975            $975         6.37%          $8,907          $8,860      6.23%
                                             ====            ====                        ======          ======

SOURCES OF FUNDS

     General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank's funds for use in lending and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, checking accounts, money market deposit accounts, statement savings accounts, IRAs and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 48 months. At June 30, 2000, the Bank's core deposits (which the Bank considers to consist of checking accounts, regular savings accounts and statement savings accounts) constituted 44.4% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                               FOR THE YEAR ENDED JUNE 30,
                                                               ---------------------------
                                                                2000                        1999
                                                                ----                        ----
                                                                           (IN THOUSANDS)
Total deposits at beginning of period,
  including accrued interest.......................       $  93,106                   $  82,488
Net increase before interest credited..............           5,505                       6,848
Interest credited..................................           4,069                       3,770
                                                          ---------                   ---------
Total deposits at end of period....................       $ 102,680                   $  93,106
                                                          =========                   =========

     At June 30, 2000, the Bank had approximately $17.1 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                                            WEIGHTED
                                                      AMOUNT                              AVERAGE RATE
                                                      ------                              ------------
                                                                            (IN THOUSANDS)
Maturity Period
   Within three months.......................          $   5,568                            5.81%
   After three but within six months.........              4,749                            5.99%
   After six but within 12 months............              4,720                            6.08%
   After 12 months...........................              2,044                            5.58%
                                                       ---------                            -----
                  Total......................          $  17,081                            5.89%
                                                       =========                            =====

     The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                           AT JUNE 30,
                                                                           -----------
                                                     2000                                               1999
                                                     ----                                               ----
                                                    PERCENT         WEIGHTED                           PERCENT
                                                   OF TOTAL          AVERAGE                          OF TOTAL
                                                   DEPOSITS           RATE            AMOUNT          DEPOSITS          AMOUNT
                                                   --------           ----            ------          --------          ------
                                                                     (DOLLARS IN THOUSANDS)
Noninterest bearing
checking accounts.........     $  3,960               3.86%            0.00%      $ 3,914                4.20%               --%

Interest bearing checking/
Money Market accounts.....       18,589              18.10%            1.92%       15,425              16.57%              2.28%

Savings...................       23,032              22.43%            3.83%       21,841              23.46%              3.05%

Certificates of deposit...       56,937              55.45%            5.71%       51,788              55.62%              4.94%

Accrued interest..........          162               0.16%            0.00%           38               0.15%                --%
                               --------             -------            -----           --               -----              ----

        Totals                 $102,680             100.00%            4.34%      $93,106             100.00%              4.29%
                               ========             ======             =====      =======             ======               ====

     The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at June 30, 2000 and the period to maturity.

                                         PERIOD TO MATURITY AT JUNE 30, 2000
                                         -----------------------------------
                                          LESS THAN             ONE TO              FOUR TO
       INTEREST RATE RANGE                ONE YEAR            THREE YEARS         FIVE YEARS           TOTAL
       -------------------                --------            -----------         ----------           -----
                                                                  (DOLLARS IN THOUSANDS)
4.00% to 5.99%                              $33,438              $5,261              $224              $38,923
6.01% to 7.99%..................             14,523               3,344               147               18,014
                                            -------              ------              ----              -------
              Total.............            $47,961              $8,605              $371              $56,937
                                            =======              ======              ====              =======

     Borrowings. The Bank historically has not used borrowings as a source of funds. However, the Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Regulation of Federal Savings Banks--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit  programs,  each  of  which  has its  own  interest  rate  and  range  of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 2000, the maximum amount of FHLB advances available to the Bank was $46.6 million. The Bank had short term advances of $15.5 million at June 30, 2000 from the FHLB. Interest is payable at rates ranging from 6.13% to 6.95%. $4,000,000 of the advances are due in June 2001, $862,500 are due by August 2002, $150,507 are due January 2007, $5,000,000 are due August 2009, and $3,00,000 is due September 2009. The remaining $2,500,000 is an advance borrowed under the Daily Rate Credit Program at the FHLB and has no maturity date.

SUBSIDIARY ACTIVITIES

     AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. Additional insurance agencies were purchased in April of 1999 and December 1999. AF

Insurance Services, Inc. offers these services in a segregated location at the Bank's executive offices, Sparta, Lenoir, Jefferson, North Wilkesboro and Elkin, North Carolina.

AF BROKERAGE, INC.

     AF Brokerage, Inc., a wholly owned subsidiary of the Company, was formed in August 1998 for the purpose of selling brokerage and investment products through a third-party vendor. During the 2000 fiscal year, AF Brokerage, Inc.'s application for registration was accepted by the NASD and the brokerage company began selling investment products directly. AF Brokerage, Inc. offers these services in a segregated location at the Bank's executive offices and branch locations.

PERSONNEL

     As of June 30, 2000, the Company had 81 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

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

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of the association's unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At June 30, 2000, the Bank's limit on loans to one borrower was approximately $1.6 million. At June 30, 2000, the Bank's largest aggregate amount of loans to one borrower was $1.5 million and is secured by a mix of one- to four-family and multifamily properties. The second largest borrower had an aggregate balance of approximately $1.4 million, secured by an multifamily complex. At June 30, 2000, all of the loans in both of these lending relationships were performing in accordance with their terms.

     QTL Test. HOLA requires a savings institution to meet a Qualified Thrift Lender ("QTL") test. A savings institution may satisfy the QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights and
(c) the value of property used to conduct the association's business. The term "qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At June 30, 2000, the Bank maintained 71.6% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

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

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the assets.

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

     The federal banking agencies, including the OTS, have adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

o    the quality of the bank's interest rate risk management process;
o    the overall financial condition of the bank; and
o    the level of other risks at the bank for which capital is needed.

     Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

     The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2000:

                                                                           CAPITAL            EXCESS
                                                          AMOUNT        REQUIREMENTS          CAPITAL
                                                          ------        ------------          -------
                                                                       (IN THOUSANDS)
          Core capital...........................        $11,717         $5,270              $6,447

          Risk-based capital.....................         11,688          8,427               4,151

     A reconciliation between regulatory capital and GAAP capital at June 30, 2000 in the accompanying financial statements is presented below:

                                                                                              RISK-
                                                                            CORE              BASED
                                                                           CAPITAL           CAPITAL
                                                                           -------           -------
            GAAP capital..........................................        $11,688           $11,668

            Net unrealized loss on available for
              sale investment securities, net of tax..............             29                29

            Allowance for loan losses included as
              supplementary capital...............................             --               979

            Equity investment and other assets....................             --              (118)
                                                                          -------           -------

            Regulatory capital....................................        $11,717           $12,578
                                                                          =======           =======

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

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 2000 was approximately 11.8% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association's capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements." At June 30, 2000, the Bank met the criteria for being considered "well-capitalized."

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

     The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual assessment for the payments on the FICO bonds for the fiscal year 2000 was $36,365.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2000, of $776,000. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     For the fiscal years ended June 30, 2000, 1999 and 1998, dividends from the FHLB of Atlanta to the Bank amounted to $46,000, $45,000 and $43,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the Gramm-Leach-Bliley Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (FHLB Modernization Act), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

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

REGULATION OF SECURITIES BROKERAGE ACTIVITIES

     The Company offers brokerage and investment products through AF Brokerage, Inc., a wholly owned subsidiary of the Company. AF Brokerage, Inc. is a North Carolina corporation which is registered as a broker-dealer under Section 15 of the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As such, AF Brokerage, Inc. is subject to the supervision, examination and reporting requirements of the SEC, the NASD and the various states in which it conducts business.

FEDERAL SECURITIES LAWS

     The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Company or Stock Company. The Bank has not been audited for the last eight years.

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

     Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., its reserve as of June 30, 2000, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

STATE TAXATION

     Under North Carolina law, the corporate income tax is 7.0% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2. PROPERTIES

     The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Warrensville, Jefferson, Sparta, Wilkesboro, Elkin, Lenoir and Boone, North Carolina. The Company owns the main office, corporate offices and the Jefferson Branch. Management believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company.

                                                                DATE                 LEASE             NET BOOK
                                           LEASED OR          LEASED OR           EXPIRATION           VALUE AT
                                             OWNED            ACQUIRED               DATE            JUNE 30, 2000
                                             -----            --------               ----            -------------
                                                                  (DOLLARS IN THOUSANDS)
Corporate Offices................          Owned              06/15/00              --                 $ 1,700
21 East Ashe Street
West Jefferson, NC  28694

Insurance and Brokerage Offices..          Owned              06/30/97               --                    599
206 S. Jeferrson Avenue
West Jefferson, NC 28694

West Jefferson Branch............          Owned              06/30/63               --                    195
205 S Jefferson Avenue
West Jefferson, NC 28694

Jefferson Branch.................          Owned              05/18/94               --                    519
840  E. Main Street
Jefferson, NC 28640

Warrensville Branch..............          Leased             08/31/98           08/31/2000*               --
4951 NC Hwy. 88 West
Warrensville, NC 28693

Alleghany First..................          Leased             01/09/98           12/31/2000**              --
403 South Main Street
Sparta, NC 28675

Appalachian First................          Leased             02/26/99           02/26/2003***             --
285 Hwy 105 Ext.
Boone, NC 28607

AF Brown Insurance...............          Leased             09/01/97           08/31/1999****            --
315 Main Street
North Wilkesboro, NC 28659

AF Blair.........................          Leased             04/01/99           03/31/2004                --
324 Morganton Blvd., SW
Lenior, NC 28645

AF Insurance Center of Elkin.....          Leased             12/01/99           11/30/2002**              --
277 A West Main Street
Elkin, NC 28621

-------------

* Option to renew for two additional  five-year periods.
** Option to renew for an additional three-year period.
*** Option to renew two additional one-year periods.
**** Option to renew for three additional one-year periods.

ITEM 3. LEGAL PROCEEDINGS

     At June 30, 2000, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or to which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 2000 Annual Report to Stockholders on page 56, and is incorporated herein by reference.

     Information relating to the payment of dividends by the Registrant appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 2000 Annual Report to Stockholders on page 56, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

     The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2000 and 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain of the above-captioned information appears under "Selected Financial and Other Data of the Company" "Management's Discussion and Analysis" and in the Registrant's 2000 Annual Report to Stockholders on pages 1 through 2, and 5 through 18 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of AF Bankshares, Inc., together with the report thereon by McGladrey & Pullen, LLP appears in the Registrant's 2000 Annual Report to Stockholders on pages 19 through 53 and are incorporated herein by reference.

                                                                                             Page(s) in
                                                                                            Annual Report
                                                                                          ------------------
        o        Independent Auditor's Report.........................................           19
        o        Consolidated Statements of Financial Condition,
                    June 30, 2000 and 1999............................................           20
        o        Consolidated Statements of Income
                    Years Ended June 30, 2000 and 1999.................................          21
        o        Consolidated Statements of Stockholders' Equity,
                    Years Ended June 30, 2000 and 1999.................................          22
        o        Consolidated Statements of Cash Flows,
                    Years Ended June 30, 2000 and 1999.................................          24
        o        Notes to Consolidated Financial Statements............................          26

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

          3.1 Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

          3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

          4.1               Common    Stock    Certificate    of   the   Company
                            (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

          10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (incorporated by reference to the 10-KSB for the year ended June 30,
                            1998).*

          10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

          10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

          10.4 Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,
                            1998).*

          13.1              2000  Annual  Report  to   Stockholders,   is  filed
                            herewith.

          21.1 Subsidiary Information is incorporated herein by reference to "Part I - Subsidiary Activities."

          27.1              Financial Data Schedule.**

(b) REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2000.

*Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 as filed with the SEC on September 29, 1998.

**Filed in electronic format only.

                                   SIGNATURES

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                 AF BANKSHARES, INC.
                                                 (Small Business Issuer)



Date:  September 22, 2000             By:  /s/James A. Todd
       ------------------------            ----------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                            Date
                                                                            ----
/s/James A. Todd                                                       September 22, 2000
------------------------------------------------------------
James A. Todd
President, Chief Executive Officer
     and Director
(Principal Executive Officer)

 /s/Melanie Paisley Miller                                             September 22, 2000
-----------------------------------------------------------
Melanie Paisley Miller
Executive Vice President, Secretary, Treasurer
     and Chief Financial Officer
(Principal Financial Officer)

/s/James A. Todd                                                       September 22, 2000
------------------------------------------------------------
Jan R. Caddell - Director

/s/Jan R. Caddell                                                      September 22, 2000
--------------------------------------------------------------
Kenneth R. Greene - Director

/s/William O. Ashley, Jr.                                              September 22, 2000
----------------------------------------------------------
William O. Ashley, Jr. - Director

/s/Wayne R. Burgess Director                                           September 22, 2000
------------------------------------------------------
Wayne R. Burgess - Director

/s/Frank E. Roland                                                     September 22, 2000
--------------------------------------------------------
Frank E. Roland - Director

/s/Jerry L. Roten                                                      September 22, 2000
----------------------------------------------------------
Jerry L. Roten - Director

/s/John D. Weaver                                                      September 22, 2000
--------------------------------------------------------
John D. Weaver - Director