Form 10KSB/A
period 2000-06-30
AF BANKSHARES INC
filed 2000-11-07
CIK 1064025

Securities and Exchange Commission
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB



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



Date:  November 6, 2000               By:  /s/James A. Todd
       ------------------------            ----------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                            Date
                                                                            ----

/s/James A. Todd                                                       November 6, 2000
------------------------------------------------------------
James A. Todd
President, Chief Executive Officer
     and Director
(Principal Executive Officer)

 /s/Melanie Paisley Miller                                             November 6, 2000
-----------------------------------------------------------
Melanie Paisley Miller
Executive Vice President, Secretary, Treasurer
     and Chief Financial Officer
(Principal Financial Officer)

/s/James A. Todd                                                       November 6, 2000
------------------------------------------------------------
Jan R. Caddell - Director

/s/Jan R. Caddell                                                      November 6, 2000
--------------------------------------------------------------
Kenneth R. Greene - Director

/s/William O. Ashley, Jr.                                              November 6, 2000
----------------------------------------------------------
William O. Ashley, Jr. - Director

/s/Wayne R. Burgess Director                                           November 6, 2000
------------------------------------------------------
Wayne R. Burgess - Director


/s/Frank E. Roland                                                     November 6, 2000
--------------------------------------------------------
Frank E. Roland - Director

/s/Jerry L. Roten                                                      November 6, 2000
----------------------------------------------------------
Jerry L. Roten - Director

/s/John D. Weaver                                                      November 6, 2000
--------------------------------------------------------
John D. Weaver - Director