Form 10QSB
period 2000-09-30
AF BANKSHARES INC
filed 2000-11-07
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000
                                         ------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________________________ to

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

                               21 East Ashe Street
                      West Jefferson, North Carolina 28694
                      ------------------------------------
               (Address of principal executive office) (Zip code)

                                 (336)-246-4344
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No

As of October 31, 2000 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,378 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes      No  U
                                                   ---     ---

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----
         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
September 30, 2000 (unaudited) and June 30, 2000                                        1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three Months ended September 30, 2000 and 1999 (unaudited)                          2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
September 30, 2000 and 1999 (unaudited)                                                 3 - 4

Notes to Condensed Consolidated financial statements                                    5 - 7

         Item 2.  Management's Discussion and Analysis                                  8 - 12

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     13
         Item 2.  Changes in Securities and Use of Proceeds                             13
         Item 3.  Defaults upon Senior Securities                                       13
         Item 4.  Submission of Matters to a Vote of Security Holders                   13
         Item 5.  Other Information                                                     13
         Item 6.  Exhibits and Reports on Form 8-K                                      13
         Signatures                                                                     14

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2000 AND JUNE 30, 2000


ASSETS
                                                                                      September 30,             June 30,
                                                                                          2000                    2000
------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)                Note
Cash and cash equivalents:
   Interest-bearing deposits                                                         $     508,813         $   2,599,071
   Noninterest-bearing deposits                                                          6,945,019             4,823,781
Certificates of deposit, at cost                                                            99,000                99,000
Securities held to maturity                                                                100,000               100,000
Securities available for sale                                                            8,835,087             8,860,452
Federal Home Loan Bank stock                                                               900,100               775,700
Loans receivable, net                                                                  116,109,224           108,778,257
Real estate owned                                                                          241,941               289,441
Office properties and equipment, net                                                     4,382,340             4,183,610
Accrued interest receivable on loans                                                       790,873               605,749
Accrued interest receivable on investment securities                                        55,807                82,647
Prepaid expenses and other assets                                                          553,422               562,317
Deferred income taxes, net                                                                 406,535               499,045
Intangible assets                                                                        1,085,261             1,111,333
                                                                                     -----------------------------------
                              TOTAL ASSETS                                           $ 141,013,422         $ 133,370,403
                                                                                     ===================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                                  $ 108,686,880         $ 102,679,834
   Note payable                                                                            700,000               700,000
   Note payable - ESOP                                                                     213,364               229,878
   Advances from Federal Home Loan Bank                                                 18,000,150            15,513,007
   Accounts payable and other liabilities                                                  575,577             1,630,313
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                                  95,602                77,116
                              TOTAL LIABILITIES                                        128,271,573           120,830,148
Commitments and Contingencies
Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,379 outstanding shares
          at September 30, 2000 and June 30, 2000                                           10,537                10,537
   Additional paid-in capital                                                            4,589,937             4,591,555
   Retained earnings, substantially restricted                                           8,444,082             8,331,965
   Deferred recognition and retention plan                                                (231,690)             (281,344)
   Accumulated other comprehensive income                                                   12,833               (28,608)
                                                                                     -----------------------------------
                                                                                        12,825,699            12,624,105
    Less the cost of 4,300 shares of treasury stock                                        (83,850)              (83,850)
                                                                                     -----------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                                12,741,849            12,540,255
                                                                                     -----------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 141,013,422         $ 133,370,403
                                                                                     ===================================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statements of Financial Condition as of June 30, 2000 has been taken from audited financial statements at that date.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                            Three Months Ended
                                                                               September 30,
--------------------------------------------------------------------------------------------------
                                                                           2000             1999
--------------------------------------------------------------------------------------------------
Interest and dividend income:
Loans                                                                 $ 2,554,392      $ 1,871,667
Investment securities                                                     151,834          168,728
Interest-bearing deposits                                                  31,145           71,124
                                                                      ----------------------------
                TOTAL INTEREST INCOME                                   2,737,371        2,111,519
                                                                      ----------------------------

Interest expense:
Deposits                                                                1,165,682          936,552
Federal Home Loan Bank advances                                           243,375           80,876
Notes payable                                                               9,625            5,805
                                                                      ----------------------------
                                                                        1,418,682        1,023,233
                                                                      ----------------------------
                NET INTEREST INCOME                                     1,318,689        1,088,286
Provision for loan losses                                                  59,000            9,000
                                                                      ----------------------------
                NET INTEREST INCOME AFTER PROVISION FOR
                 LOAN LOSSES                                            1,259,689        1,079,286
                                                                      ----------------------------

Noninterest income:
Insurance commissions                                                     339,051          226,437
Other                                                                     209,282          160,882
                                                                      ----------------------------
                                                                          548,333          387,319
                                                                      ----------------------------
Noninterest expense:
Compensation and employee benefits                                        915,846          712,740
Occupancy and Equipment                                                   185,773          126,721
Deposit insurance premiums                                                  5,220           12,935
Computer processing charges                                                79,659           73,394
Amortization                                                               26,073           14,226
Other                                                                     310,363          314,103
                                                                      ----------------------------
                                                                        1,522,934        1,254,119
                                                                      ----------------------------
                INCOME BEFORE INCOME TAXES                                285,088          212,486
Income taxes                                                              111,862           82,829
                                                                      ----------------------------
                NET INCOME                                                173,226          129,657
                                                                      ----------------------------
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities, net of tax                         41,441          (60,864)
                                                                      -----------      -----------
               COMPREHENSIVE INCOME                                   $   214,667      $    68,793
                                                                      ===========      ===========

Basic Earnings per share of common stock (Note 3)                     $      0.17      $      0.13
                                                                      ===========      ===========
Diluted Earnings per share of common stock (Note 3)                   $      0.17      $      0.13
                                                                      ===========      ===========
Cash dividends per share                                              $      0.05      $      0.05
                                                                      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                                  Three Months Ended
                                                                                               2000                 1999
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                  $            173,226 $            129,657
    Adjustments to reconcile net income to net cash
       used in operating activities:
Provision for loan losses and REO                                                             59,000                9,000
Provision for depreciation                                                                   137,209               90,572
Amortization of goodwill and non-compete covenant                                             26,072               14,226
Change in operating assets and liabilities:
Accrued interest receivable                                                                 (158,284)             (87,332)
Accrued interest payable                                                                      13,790               10,644
Prepaid and other assets                                                                       8,895               14,888
Accounts payable and other liabilities                                                    (1,054,736)            (265,859)
Other                                                                                         41,831               70,451
                                                                                -----------------------------------------
                         NET CASH USED IN OPERATING ACTIVITIES                              (752,997)             (13,753)
                                                                                -----------------------------------------
Cash Flows from Investing Activities
    Increase in Federal Home Loan Bank stock                                                (124,400)                  -
    Purchases of securities available for sale                                                   -                (104,000)
    Proceeds from securities available for sale                                              158,267               509,915
    Net originations of loans receivable                                                  (7,389,967)          (7,567,064)
    Purchases of office properties and equipment                                            (335,939)            (199,035)
    Proceeds from foreclosed real estate                                                      47,500                  -
                                                                                -----------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                            (7,644,539)          (7,360,184)
                                                                                -----------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                       5,993,256            1,299,964
    FHLB Advances                                                                          2,487,143            8,487,173
    Dividends paid                                                                           (51,883)             (51,407)
                                                                                -----------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                         8,428,516            9,735,730
                                                                                -----------------------------------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS                            30,980            2,361,793
Cash and cash equivalents:
    Beginning                                                                              7,422,852           12,395,060
                                                                                -----------------------------------------
    Ending                                                                      $          7,453,832 $         14,756,853
                                                                                =========================================

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                          2000                  1999
-----------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $             508,813 $           3,943,829
       Noninterest-bearing                                                              6,945,019            10,813,024
                                                                             -------------------------------------------
                                                                            $           7,453,832 $          14,756,853
                                                                             ===========================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $           1,395,267 $           1,006,784
                                                                              ==========================================
       Income taxes                                                         $               7,273 $              15,000
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

At the Bank's annual meeting held on December 8, 1997, the shareholders of Ashe Federal Bank approved the Ashe Federal Bank 1997 Stock Option Plan; the Ashe Federal Bank 1997 Recognition and Retention Plan; a change in the Bank's federal stock charter, changing the corporate name to AF Bank and approved a plan of reorganization providing for the establishment of AF Bankshares, Inc., as a federally chartered stock holding company parent of the Bank. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company and the Company became a majority owned subsidiary of AsheCo, MHC.

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to the more normal banking services will impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase its market penetration for insurance services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc. that currently conducts brokerage services from offices in West Jefferson and Jefferson and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets, which enhance the Company's value and earnings potential in the long term.

On July 17, 2000, the Company signed a letter of intent to purchase the assets of an insurance agency in Boone, North Carolina. If consummated the purchase is expected to close in the second quarter of the 2001 fiscal year. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale and adding to the products that are available for delivery to the Company's customers. The Company continues to seek opportunities to increase its market penetration for its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. During the year ended June 30, 1999, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2000, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2001.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2000 financial statements, which are included in the Company's Form 10-KSB for the year ended June 30, 2000.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three month period ended September 30, 2000 are based on a weighted average of 1,019,028, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the first quarter of fiscal year ending June 2001, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

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

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $18,000,150 and $15,513,007 at September 30, 2000 and June 30, 2000 respectively, from the Federal Home Loan Bank (`the FHLB"). Interest at September 30, 2000 is payable at rates ranging from 5.84% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. $4.0 million of the advances are due by June 2001, $850,000 is due August 2002, $150,150 is due January 2007, $5.0 million is due August 2009, $3.0 million is due September 2009 and $5.0 million is due September 2010.

                               AF BANKSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

It has long been management's view that the Company's success in the 21st Century will depend in large part upon its ability to compete far beyond the narrow boundaries imposed upon banking during the majority of the 20th Century. In fact, the transition from "banking" to financial services provider impacted every major competitor of the Company. The Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

As noted in Note 1. of the Notes To Condensed Consolidated Financial Statements, management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Preparing the Company to compete on a competitively superior basis in all these categories has had a negative impact on short-term earnings. However, it is well worth noting that -- given both these planned and uncontrollable dampening factors -- THE COMPANY'S EARNINGS FOR THE MOST RECENTLY COMPLETED QUARTER REMAIN POSITIVE.

In fact, there are a number of significantly positive factors and recent events, which bode extremely well for the Company's long-term success:

     o        An increase in net loans of $7.3 million or 6.7%;

     o        Asset growth of $7.6 million or 5.7%;

     o An increase of $161,000 or 41.6% in non interest income, reflecting the Company's continuing emphasis in the areas of insurance and securities services;

     o Adding additional insurance markets with major emphasis in commercial property and casualty business, thereby providing the Company with an even better mix between personal and commercial lines of business.

Therefore, management is optimistic about the future of the Company. Overall, management and the board of directors are indeed pleased with the continued positive short-term earnings of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND JUNE 30, 2000:

Total assets increased by $7.6 million, or 5.7%, to $141.0 million at September 30, 2000 from $133.4 million at June 30, 2000. The increase in assets was the result of an increase of $7.3 million, or 6.7%, in loans receivable, net, from June 30, 2000 to September 30, 2000. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years and the result of the Bank's penetration of the more highly commercialized Boone market. Increases in net loans outstanding were primarily funded by both an increase of $6.0 million in deposits, and an increase of $2.5 million in advances from the Federal Home Loan Bank.

The Company's net investment in property and equipment increased $199,000 or 4.8% to $4.4 million at September 30, 2000, and was primarily a result of purchasing a previously leased building in Lenoir, North Carolina, during the three months ended September 30, 2000, that is occupied by a branch of the insurance subsidiary.

The Bank's deposits increased by $6.0 million, or 5.9%, from $102.7 million at June 30, 2000 to $108.7 million at September 30, 2000. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the three-month period ending September 30, 2000, the Bank's savings and transaction accounts increased $2.4 million from a net gain of 598 new accounts. Management intends to continue its marketing efforts and to offer new products to increase these lower cost core deposits.

At September 30, 2000, retained earnings had increased $112,117 or 1.4% to $8.4 million as a result of earnings of $173,226, a decrease for the fair market value adjustment for ESOP stock in the amount of $9,226 and a reduction for dividends of $51,883. Deferred recognition and retention plan ("RRP") decreased by $49,654 as a result of recognizing the vesture of additional RRP shares. At September 30, 2000, the Bank's regulatory capital amounted to $11.9 million compared to $11.7 million at June 30, 2000, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $173,000 at September 30, 2000 compared to $411,900 at June 30, 2000. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of approximately $13,900 during the three month period ended September 30, 2000 compared to net charge offs of $13,200 for the comparable period ended September 30, 1999. As a result and based on management's analysis of its allowances, a $59,000 provision for additional loan loss allowance was made for the three month period ended September 30, 2000.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

GENERAL. Net income for the three-month period ended September 30, 2000 was $173,226, or $43,569 more than the $129,657 earned during the same period in 1999. Changes in net income during the comparable three-month period were primarily attributable to an increase in interest income on loans due to both the volume and rate of the institution's loan portfolio. This increase was partially offset by the increase in interest expense in order to fund the loan growth and increased compensation and employee benefit expenses due to the addition of employees in order to prepare the Company for future expansion. Management believes that these initial costs of expansion will better position the Company for the future. Also important to note was the 41.6% increase in non-interest income, partially offset by a 21.4% increase in noninterst expense. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $625,852 or 29.6% from $2,111,519 for the three-month period ended September 30, 1999 to $2,737,371 for the three-month period ended September 30, 2000. This increase was attributable to a change in the volume, rate and mix of net loans receivable. Interest income from loans increased $682,725 or 36.5% from $1,871,667 for the three months ended September 30, 1999 to $2,554,392 for the three months ended September 30, 2000.

INTEREST EXPENSE. Interest expense increased by $395,449 or 38.7% to $1,418,682 for the three-month period ended September 30, 2000 from $1,023,233 for the three months ended September 30, 1999. The increase is the result of both the increase in advances outstanding at the Federal Home Loan Bank, and the $6.0 million increase in savings deposits, both of which were used to fund loan demand.

NET INTEREST INCOME. Net interest income increased by $230,403 or 21.2% from $1,088,286 for the three-month period ended September 30, 1999 to $1,318,689 for the three-month period ended September 30, 2000. The increase is a result of increased average outstanding balances in net loans receivable and an improved interest rate spread in effect during the period.

PROVISION FOR LOAN LOSSES. Management made a $9,000 provision for loan losses during the three-month period ended September 30, 1999. A $59,000 provision for loan losses was made during the three-month period ended September 30, 2000. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three-month period ended September 30, 2000 based upon an analysis of its reserves. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three-month period ended September 30, 2000; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At September 30, 2000, the Bank's level of general valuation allowances for loan losses amounted to $1.0 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $161,014, or 41.6% from $387,319 for the three-month period ended September 30, 1999 to $548,333 for the three months ended September 30, 2000. The increase was primarily attributable to increased revenues generated from insurance sales and income generated from the Company's brokerage activities during the three-months ended September 30, 2000. Both these areas of growth and widening market penetration should continue to produce new growth in non-interest income.

NON-INTEREST EXPENSE. Non-interest expense increased by $268,815 or 21.4% from $1,254,119 for the three months ended September 30, 1999 to $1,522,934 for the three months ended September 30, 2000. Increases in non-interest expense for the three month period ended September 30, 2000 are primarily attributable to an increase in compensation costs and in occupancy expenses. Compensation costs increased by $203,106 or 28.5% for the three- month period ended September 30, 2000, primarily as the result of adding additional insurance employees and additional employees to position the Company for future expansion. Occupancy cost increased by $59,052, or 46.6% for the three-month period ended September 30, 2000, due to the costs associated with the new insurance office in Elkin, North Carolina.


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

As of September 30, 2000, cash and cash equivalents, a significant source of liquidity, totaled $7.5 million.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings and generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at September 30, 2000, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

                                          AF BANKSHARES, INC.


Dated November 7, 2000                    By: /s/ James A. Todd
      ---------------------------             ----------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

Dated November 7, 2000                    By: /s/ Melanie Paisley Miller
      ---------------------------             ----------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer