Form 10QSB
period 2000-12-31
AF BANKSHARES INC
filed 2001-02-12
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   December 31, 2000
                                           -----------------
                                       OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                              to
                                        ---------------------------


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

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No

As of January 31, 2001 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,379 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes   No  U
                                                  ---  -----



                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----

         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
   December 31, 2000 (unaudited) and June 30, 2000                                      1
Condensed Consolidated Statements of Income and Comprehensive Income for
   the Three and Six Months ended December 31, 2000 and 1999 (unaudited)                2
Condensed Consolidated Statements of Cash Flows for the Six Months ended
   December 31, 2000 and 1999 (unaudited)                                               3 - 4


Notes to Condensed Consolidated financial statements                                    5 - 7

Item 2.  Management's Discussion and Analysis                                           8 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     14
         Item 2.  Changes in Securities and Use of Proceeds                             14
         Item 3.  Defaults upon Senior Securities                                       14
         Item 4.  Submission of Matters to a Vote of Security Holders                   14
         Item 5.  Other Information                                                     14
         Item 6.  Reports on Form 8-K                                                   15
         Signatures                                                                     16


AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND JUNE 30, 2000


ASSETS
                                                                  December 31,      June 30,
                                                                    2000              2000
---------------------------------------------------------------------------------------------------
                                                                 (Unaudited)          Note
Cash and cash equivalents:
   Interest-bearing deposits                                   $    2,857,337     $   2,599,071
   Noninterest-bearing deposits                                     7,987,090         4,823,781
Certificates of deposit, at cost                                       99,000            99,000
Securities held to maturity                                           100,000           100,000
Securities available for sale                                       8,029,480         8,860,452
Federal Home Loan Bank stock                                          999,400           775,700
Loans receivable, net                                             121,787,826       108,778,257
Real estate owned                                                     241,941           289,441
Office properties and equipment, net                                4,302,446         4,183,610
Accrued interest receivable on loans                                  959,842           605,749
Accrued interest receivable on investment securities                   89,630            82,647
Prepaid expenses and other assets                                     574,495           562,317
Deferred income taxes, net                                            399,266           499,045
Intangible assets                                                   1,650,882         1,111,333
                                                                --------------------------------
                              TOTAL ASSETS                     $  150,078,635     $ 133,370,403
                                                                ================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                            $  117,365,691     $ 102,679,834
   Note payable                                                     1,296,942           700,000
   Note payable - ESOP                                                216,237           229,878
   Advances from Federal Home Loan Bank                            16,987,286        15,513,007
   Accounts payable and other liabilities                           1,136,361         1,630,313
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                             95,602            77,116
                                                                --------------------------------
                              TOTAL LIABILITIES                   137,098,119       120,830,148
                                                                --------------------------------
Commitments and Contingencies
Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,379 outstanding shares
          at December 31, 2000 and June 30, 2000                       10,537            10,537
   Additional paid-in capital                                       4,587,621         4,591,555
   Retained earnings, substantially restricted                      8,517,336         8,331,965
   Deferred recognition and retention plan                           (182,036)         (281,344)
   Accumulated other comprehensive income                             130,908           (28,608)
                                                                --------------------------------
                                                                   13,064,366        12,624,105
    Less the cost of 4,300 shares of treasury stock                   (83,850)          (83,850)
                                                                --------------------------------
                TOTAL STOCKHOLDERS' EQUITY                         12,980,516        12,540,255
                                                                --------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 150,078,635     $ 133,370,403
                                                                ================================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2000 has been taken from audited financial statements at that date.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                              Three Months Ended      Six Months Ended
                                                December 31,            December 31,
-------------------------------------------------------------------------------------------
                                               2000        1999         2000        1999
-------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                    $2,758,817  $2,055,109   $5,313,209  $3,926,776
  Investment securities                       155,118     144,619      306,952     313,347
  Interest-bearing deposits                    52,822      31,442       83,967     102,566
                                           ----------------------   ----------------------
         TOTAL INTEREST INCOME              2,966,757   2,231,170    5,704,128   4,342,689
                                           ----------------------   ----------------------

Interest expense:
  Deposits                                  1,309,249     999,146    2,474,931   1,935,698
  Federal Home Loan Bank advances             283,193     177,957      526,568     258,833
  Notes payable                                18,828       4,880       28,453      10,685
                                           ----------------------   ----------------------
                                            1,611,270   1,181,983    3,029,952   2,205,216
                                           ----------------------   ----------------------
         NET INTEREST INCOME                1,355,487   1,049,187    2,674,176   2,137,473
Provision for loan losses                      20,000         -         79,000       9,000
                                           ----------------------   ----------------------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES         $1,335,487  $1,049,187   $2,595,176  $2,128,473
                                           ----------------------   ----------------------
Noninterest income:
  Insurance commissions                       362,611     186,474      701,662     412,911
  Gain on sale of investments                       -      63,994            -      63,994
  available for sale                          176,132     168,983      385,414     329,865
  Other                                    ----------------------   ----------------------
                                              538,743     419,451    1,087,076     806,770
                                           ----------------------   ----------------------

Noninterest expense:
  Compensation and employee benefits          952,930     748,658    1,868,776   1,461,398
  Occupancy and Equipment                     227,051     131,573      412,824     258,294
  Deposit insurance premiums                    5,094      13,520       10,314      26,455
  Computer processing charges                  77,363      62,865      157,022     136,259
  Amortization                                 29,378      14,226       55,451      28,452
  Other                                       396,639     365,605      707,002     679,708
                                           ----------------------   ----------------------
                                            1,688,455   1,336,447    3,211,389   2,590,566
                                           ----------------------   ----------------------
         INCOME BEFORE INCOME TAXES           185,775     132,191      470,863     344,677
  Income taxes                                 69,944      50,144      181,806     132,973
                                           ----------------------   ----------------------
         NET INCOME                           115,831      82,047      289,057     211,704
                                           ----------------------   ----------------------
  Other comprehensive income (loss),
    net of tax:
    Unrealized gain (loss) on securities,
    net of tax                                118,075     (60,604)     159,516    (121,468)
      Less:  reclassification adjustment
      for gains included in net income,
      net of tax                                    -      43,900            -      43,900
                                           ----------------------   ----------------------
         COMPREHENSIVE INCOME              $  233,906  $   65,343   $  448,573  $  134,136
                                           ==========  ==========   ==========  ==========
  Basic Earnings per share of              $     0.11  $     0.08   $     0.28  $     0.21
     common stock (Note 3)                 ==========  ==========   ==========  ==========
  Diluted Earnings per share of            $     0.11  $     0.08   $     0.28  $     0.21
     common stock (Note 3)                 ==========  ==========   ==========  ==========
  Cash dividends per share                 $     0.05  $     0.05   $     0.10  $     0.10
                                           ==========  ==========   ==========  ==========




  See Notes to Condensed Consolidated Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                              Six Months Ended
                                                                          2000                1999
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                         $   289,057         $    211,704
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses and REO                                     79,000                9,000
    Provision for depreciation                                           284,657              182,099
    Loss on disposition of office properties and equipment                 7,838                 --
    Amortization of goodwill and non-compete covenants                    55,451               28,452
    Change in operating assets and liabilities:
      Accrued interest receivable                                       (361,076)            (114,187)
      Accrued interest payable                                            57,259                6,265
      Prepaid and other assets                                           (12,178)             166,456
      Accounts payable and other liabilities                            (493,952)             470,186
      Other                                                              115,990              138,009

             NET CASH PROVIDED BY OPERATING ACTIVITIES                    22,046            1,097,984
Cash Flows from Investing Activities
    Proceeds from certificates of deposit                                   --                 99,000
    Increase in Federal Home Loan Bank stock                            (223,700)            (129,000)
    Purchases of securities available for sale                              --               (500,000)
    Proceeds from securities available for sale                        1,088,169            1,778,122
    Net originations of loans receivable                             (13,088,568)         (16,581,803)
    Purchases of office properties and equipment                        (411,332)            (767,411)
    Purchase of goodwill and noncompete agreements                      (595,000)            (682,215)
    Proceeds from foreclosed real estate                                  47,500               11,500

             NET CASH USED IN INVESTING ACTIVITIES                   (13,182,931)         (16,771,807)
Cash Flows from Financing Activities
    Net increase in savings deposits                                  14,628,599            4,378,525
    FHLB Advances                                                      1,474,279           10,474,339
    Notes Payable                                                        583,301                 --
    Dividends paid                                                      (103,719)            (102,860)
             NET CASH PROVIDED BY FINANCING ACTIVITIES                16,582,460           14,750,004
             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,421,575             (923,819)
Cash and cash equivalents:
    Beginning                                                          7,422,852           12,395,060
    Ending                                                           $10,844,427         $  11,471,241

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                2000                 1999
---------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
  Cash:
    Interest-bearing deposits                              $  2,857,337         $    385,697
    Noninterest-bearing                                       7,987,090           11,085,544
                                                            --------------------------------
                                                           $ 10,844,427         $ 11,471,241
                                                            ================================
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                               $  2,963,068         $  2,198,951
                                                            ================================
    Income taxes                                           $     88,463         $     87,769
                                                            ================================

See Notes to Condensed Consolidated Financial Statements.

                               AF BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, branches in West Jefferson, Jefferson and Warrensville, North Carolina operating under the trade name Ashe Federal Bank; one branch in Alleghany County, North Carolina operating under the trade name Alleghany First Bank; and one branch in Watauga County, North Carolina operating under the trade name Appalachian First Bank. The Company has an insurance subsidiary operating under the trade names AF Ashelande Insurance Service, in West Jefferson; AF Brown Insurance Agency in Wilkesboro; AF Blair Insurance Agency in Lenoir; AF Insurance Service Center in Elkin; and AF Insurance Services, Inc. in Sparta, West Jefferson, Jefferson, and Boone, North Carolina. The Company has a brokerage service subsidiary, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga Counties.

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

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to the more normal banking services will impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc. that currently conducts brokerage services from offices in West Jefferson and Jefferson and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets, which enhance the Company's value and earnings potential in the long term.

On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding market share in the Company's existing markets, too. As evidence of the commitment, a definitive agreement has been executed to allow AF Bank to be the only financial institution located inside the new Wal-Mart under construction in West Jefferson, North Carolina. In addition, plans call for the bank to build a freestanding, full-service branch adjacent to Wal-Mart. Thus, customers will enjoy the convenience of banking where they shop - - as well as access to a comprehensive array of financial services at the freestanding branch office (including drive-through lanes and a commercial depository). The Company continues to seek opportunities for increasing market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. During the year ended June 30, 1999, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2000, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2001.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2000 financial statements, which are included in the Company's Form 10-KSB for the year ended June 30, 2000.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and six month period ended

December 31, 2000 are based on weighted averages of 1,022,650, and 1,020,839, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the second quarter of fiscal year ending June 2001, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

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

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $16,987,286 and $15,513,007 at December 31, 2000 and June 30, 2000 respectively, from the Federal Home Loan Bank (`the FHLB"). Interest at December 31, 2000 is payable at rates ranging from 5.43% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. $4.0 million of the advances are due by June 2001, $837,500 is due August 2002, $149,786 is due January 2007, $5.0 million is due September 2010, and $7.0 million is due November 2010.

The Company had Notes Payable outstanding of $1,296,942 and $700,000 at December 31, 2000 and June 30, 2000 respectively. Interest at December 31, 2000 is payable at rates ranging from 5.50% to 9.50% with maturities between 9 and 10 years.

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

As noted in Note 1 of the Notes To Condensed Consolidated Financial Statements, management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Preparing the Company to compete on a competitively superior basis in all these categories has had a negative impact on short-term earnings. However, it is well worth noting that -- given these planned and uncontrollable dampening factors -- THE COMPANY'S EARNINGS FOR THE MOST RECENTLY COMPLETED QUARTER REMAIN POSITIVE.

Management has long recognized the dramatically changing dynamics of the delivery system for financial services in this country. Both individuals and businesses now look to a broadening array of sources for needed (or wanted) financial products. Individuals and families are opening FDIC insured savings accounts at brokerage houses; they're purchasing mutual funds and annuities through offices of banking organizations; and they're utilizing the services of a financial planner at an insurance company to plan their retirements. Companies are increasingly taking their cash management function to independent brokers or insurance company representatives; they are investing idle cash through discount brokerages on the internet; and they are establishing letters and lines of credit with investment bankers, indirect credit companies, and others.

The Company now has an established foundation to successfully compete in our established markets. In all AF Bank markets, we now have the capability to deliver comprehensive insurance services and the potential to deliver securities services through AF Brokerage, Inc. The challenge facing us is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer our customers, clients, and prospects these services. It is a challenge management is working hard to meet. In coming years, it is management's firm belief that the Company's established foundation and emerging platform will drive the

Company's long-term viability as a competitively superior financial service provider in all markets.

There are a number of significantly positive factors and recent events, which reflect the Company's progress toward its long-term goals in the just ended period:

     o    An increase in net loans of $13.0 million or 12.0%;

     o    Asset growth of $16.7 million or 12.5%;

     o An increase of $280,306 or 34.7% in noninterest income, as compared to the corresponding six months period ended December 31, 1999, reflecting the Company's continuing emphasis in the areas of insurance and securities services;

     o Total stockholders' equity grew to $12,980,516 from $12,540,255 at June 30, 2000.

     o Adding additional insurance markets with major emphasis in commercial property and casualty business, thereby providing the Company with an even better mix between personal and commercial lines of business.

One exciting development is the execution of an exclusive agreement to allow AF Bank to be the sole financial institution located inside the new Wal-Mart now under construction in West Jefferson. That office, as well as a full-service AF Bank branch planned adjacent to the Wal-mart property, will offer local individuals, families, and businesses enhanced access and convenience unparalleled by other financial services providers in Ashe County.

Therefore, management is optimistic about the future of the Company. Overall, management and the board of directors are indeed pleased with the continued positive short-term earnings of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND JUNE 30, 2000:

Total assets increased by $16.7 million, or 12.5%, to $150.1 million at December 31, 2000 from $133.4 million at June 30, 2000. The increase in assets was the result of an increase of $13.0 million, or 12.0%, in loans receivable, net, from June 30, 2000 to December 31, 2000. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Increases in net loans outstanding were primarily funded by an increase of $14.7 million in deposits.

The Company's net investment in property and equipment increased $118,836 or 2.8% to $4.3 million at December 31, 2000, and was primarily a result of purchasing a previously leased building in Lenoir, North Carolina, that is occupied by a branch of the insurance subsidiary, and purchasing equipment for the insurance agency acquisition in Boone, North Carolina.

The Bank's deposits increased by $14.7 million, or 14.3%, from $102.7 million at June 30, 2000 to $117.4 million at December 31, 2000. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the six-month period ending December 31, 2000, the Bank's savings and transaction accounts increased $4.4 million from a net gain of 583 new accounts. Management intends to continue its marketing efforts and to offer new products to increase these lower cost core deposits. The increase in deposit accounts helped fund the $13.0 million growth in net loans and the growth of $3.4 million in cash and cash equivalents.

At December 31, 2000, retained earnings had increased $185,371 or 2.2% to $8.5 million as a result of earnings of $289,057, and a reduction for dividends of $103,719. Deferred recognition and retention plan ("RRP") decreased by $99,308 as a result of recognizing the vesture of additional RRP shares. At December 31, 2000, the Bank's regulatory capital amounted to $12.3 million compared to $11.7 million at June 30, 2000, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $210,000 at December 31, 2000 compared to $411,900 at June 30, 2000. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of approximately $20,600 during the six-month period ended December 31, 2000 compared to net charge offs of $27,400 for the comparable period ended December 31, 1999. As a result and based on management's analysis of its allowances, a $79,000 provision for additional loan loss allowance was made for the six-month period ended December 31, 2000.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999:

GENERAL. Net income for the three and six month periods ended December 31, 2000 was $115,831 and $289,057, respectively, or $33,784 more than the $82,047 and $77,353 more than the $211,704 earned during the same periods in 1999. Changes in net income during the comparable three and six month periods were primarily attributable to an increase in interest income on loans due to both the volume and rate of the institution's loan portfolio and the increase in noninterest income due to increase commission income from the insurance subsidiary. This increase was partially offset by the increase in interest expense in order to fund the loan growth and increased compensation and employee benefit expenses due to the addition of employees in order to prepare the Company for current and future expansion. Management believes that these initial costs of expansion will better position the Company for the future. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $735,587 or 33.0% from $2,231,170 for the three-month period ended December 31, 1999 to $2,966,757 for the three-month period ended December 31, 2000. Interest income increased by $1,361,439 million or 31.4% from $4,342,689 for the six-month period ended December 31, 1999 to $5,704,128 for the six-month period ended December 31, 2000. Interest income from loans increased $703,708 or 34.2% from $2,055,109 for the three months ended December 31, 1999 to $2,758,817 for the three months ended December 31, 2000. Interest income from loans increased $1,386,433 or 35.3% from $3,926,776 for the six-month period ended December 31, 1999 to $5,313,209 for the six-month period ended December 31, 2000. This increase was attributable to a change in the volume, rate and mix of net loans receivable.

INTEREST EXPENSE. Interest expense increased by $429,287 or 36.3% to $1,611,270 for the three-month period ended December 31, 2000 from $1,181,983 for the three months ended December 31, 1999. Interest expense increased by $824,736 or 37.4% to $3,029,952 for the six-month period ended December 31, 2000 from $2,205,216 for the six-month period ended December 31, 1999. The increase is the result of both the increase in advances outstanding at the Federal Home Loan Bank, and the $14.7 million increase in savings deposits for the six-month period ended December 31, 2000, both of which were used to fund loan demand and to increase the balance in cash and cash equivalents.

NET INTEREST INCOME. Net interest income increased by $306,300 or 29.2% from $1,049,187 for the three-month period ended December 31, 1999 to $1,355,487 for the three-month period ended December 31, 2000. Net interest income increased by $536,703 or 25.1% from $2,137,473 for the six-month period ended December 31, 1999 to $2,674,176 for the six-month period ended December 31, 2000. The increase is a result of increased average outstanding balances in net loans receivable.

PROVISION FOR LOAN LOSSES. Management did not make an additional provision for loan losses during the three-month period ended December 31, 1999, compared to a $20,000 provision for loan losses made during the three-month period ended December 31 2000. Management made a $9,000 provision for loan losses during the six-month period ended December 31, 1999, compared to a $79,000 provision made during the six-month period ended December 31, 2000. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and six-month period ended December 31, 2000 based upon an analysis of the quality of its loan portfolio. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three and six month period ended December 31, 2000; however, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At December 31, 2000, the Bank's level of general valuation allowances for loan losses amounted to $1.0 million which management believes is adequate to absorb any existing losses in its loan portfolio.


NON-INTEREST INCOME. Non-interest income increased by $119,292, or 28.4% from $419,451 for the three-month period ended December 31, 1999 to $538,743 for the three months ended December 31, 2000. Non-interest income increased by $280,306, or 34.7% from $806,770 for the six-month period ended December 31, 1999 to $1,087,076 for the six-month period ended December 31, 2000. The increase was primarily attributable to increased revenues generated from insurance sales and income generated from the Company's brokerage activities during the three and six months ended December 31, 2000. Both these areas of growth and widening market penetration should continue to produce new growth in non-interest income.


NON-INTEREST EXPENSE. Non-interest expense increased by $352,008 or 26.3% from $1,336,447 for the three months ended December 31, 1999 to $1,688,455 for the three months ended December 31, 2000. Non-interest expense increased by $620,823 or 24.0% from $2,590,566 for the six months ended December 31, 1999 to $3,211,389 for the six months ended December 31, 2000. Increases in non-interest expense for the three and six-month periods ended December 31, 2000 are primarily attributable to an increase in compensation costs and in occupancy expenses. Compensation costs increased by $204,272 or 27.3% for the three-month period ended December 31, 2000 and increased by $407,378 or 27.9% for the six-month period ended December 31, 2000. This increase is primarily the result of additional insurance employees acquired with the Company's newest insurance acquisition. Occupancy cost increased by $95,478, or 72.6% for the three-month period ended December 31, 2000 and $154,530 or 59.8% for the six-month period ended December 31, 2000, due to the costs associated with the new insurance offices.

CAPITAL RESOURCES AND LIQUIDITY:

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

As of December 31, 2000, cash and cash equivalents, a significant source of liquidity, totaled $10.8 million.

As a federally chartered savings bank, AF Bank must maintain a daily average balance of liquid assets equal to at least 4% of withdrawable deposits and short-term borrowings and generally maintain sufficient liquidity to ensure safe and sound operations. The Bank's liquidity ratio at December 31, 2000, as computed under OTS regulations, was considerably in excess of such requirements. Given its level of liquidity and its ability to borrow from the FHLB, the Bank believes that it will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable


Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders ("Meeting") on November 6, 2000. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

          1. Election of three candidates to the Board of Directors, each to serve for a term of three years.

          The number of votes cast with respect to this matter was as follows:

---------------------- ---------------- ---------------- ----------------------
        Nominee              For           Withheld        Broker Non-Votes
---------------------- ---------------- ---------------- ----------------------
Jan R. Caddell             906,776          46,197              96,405
---------------------- ---------------- ---------------- ----------------------
Kenneth R. Greene          906,913          46,060              96,405
---------------------- ---------------- ---------------- ----------------------
James A. Todd              905,713          47,260              96,405
---------------------- ---------------- ---------------- ----------------------

          The following five directors were not up for reelection, however, remain on the board to serve their existing term: Wayne R. Burgess, Jimmy D. Reeves, Frank E. Roland, Jerry L. Roten, and John D. Weaver

          2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for fiscal year ending June 30, 2001.

          The number of votes cast with respect to this matter was as follows:

--------------- ------------ ---------------- -----------------------
      For         Against       Abstained        Broker Non-Votes
--------------- ------------ ---------------- -----------------------
    950,313          0            2,660               96,405
--------------- ------------ ---------------- -----------------------

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
(a)      There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AF BANKSHARES, INC.


Dated    February 8, 2001              By: /s/ James A. Todd
                                       James A. Todd
                                       President and Chief Executive Officer

Dated    February 8, 2001              By: /s/ Melanie Paisley Miller
                                       Melanie Paisley Miller
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer