Form 10QSB
period 2001-03-31
AF BANKSHARES INC
filed 2001-05-09
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2001
                                       --------------
                                            OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________________ to

                           Commission File No: 0-24479

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

As of April 30, 2001 there were 1,053,679 shares of the Registrant's common stock issued and 1,049,379 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes    No  U
                                                  ---   ------

                               AF BANKSHARES, INC.
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----

         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
March 31, 2001 (unaudited) and June 30, 2000                                            1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three and Nine Months ended March 31, 2001 and 2000 (unaudited)                     2

Condensed Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2001 and 2000 (unaudited)                                                     3 - 4

Notes to Condensed Consolidated financial statements                                    5 - 7

         Item 2.  Management's Discussion and Analysis                                  8 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     14
         Item 2.  Changes in Securities and Use of Proceeds                             14
         Item 3.  Defaults upon Senior Securities                                       14
         Item 4.  Submission of Matters to a Vote of Security Holders                   14
         Item 5.  Other Information                                                     14
         Item 6.  Exhibits and Reports on Form 8-K                                      14-15
         Signatures                                                                     16

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2001 and June 30, 2000


ASSETS
                                                                            March 31,           June 30,
                                                                               2001               2000
-------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)            Note
Cash and cash equivalents:
   Interest-bearing deposits                                              $     8,857,000  $       2,599,071
   Noninterest-bearing deposits                                                 7,110,906          4,823,781
Certificates of deposit, at cost                                                   99,000             99,000
Securities held to maturity                                                       100,000            100,000
Securities available for sale                                                   7,102,720          8,860,452
Federal Home Loan Bank stock                                                    1,049,400            775,700
Loans receivable, net                                                         123,736,372        108,778,257
Real estate owned                                                                 248,323            289,441
Office properties and equipment, net                                            4,225,219          4,183,610
Accrued interest receivable on loans                                              892,327            605,749
Accrued interest receivable on investment securities                               49,965             82,647
Prepaid expenses and other assets                                                 756,088            562,317
Deferred income taxes, net                                                        416,326            499,045
Intangible assets                                                               1,614,893          1,111,333
                                                                          ----------------------------------
                              TOTAL ASSETS                                $   156,258,539  $     133,370,403
                                                                          ==================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                       $   123,303,533  $     102,679,834
   Note payable                                                                 1,388,118            700,000
   Note payable - ESOP                                                            216,236            229,878
   Advances from Federal Home Loan Bank                                        16,974,413         15,513,007
   Accounts payable and other liabilities                                       1,145,934          1,630,313
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                        215,692             77,116
                                                                          ----------------------------------
                              TOTAL LIABILITIES                               143,243,926        120,830,148
                                                                          ==================================
Commitments and Contingencies
Stockholders' Equity:
    Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,679 issued and 1,049,379 outstanding shares
          at March 31, 2001 and June 30, 2000                                      10,537             10,537
   Additional paid-in capital                                                   4,588,546          4,591,555
   Retained earnings, substantially restricted                                  8,528,829          8,331,965
   Deferred recognition and retention plan                                       (132,382)          (281,344)
   Accumulated other comprehensive income (loss)                                  102,933            (28,608)
                                                                          -----------------------------------
                                                                               13,098,463         12,624,105
    Less the cost of 4,300 shares of treasury stock                               (83,850)           (83,850)
                                                                          -----------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                       13,014,613         12,540,255
                                                                          -----------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   156,258,539 $      133,370,403
                                                                          ==================================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2000 has been taken from audited financial statements at that date.


AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended             Nine Months Ended
                                                                      March 31,                       March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                 2001           2000            2001           2000
-------------------------------------------------------------------------------------------------------------------------

Interest and dividend income:
  Loans                                                    $    2,736,908 $     2,203,593 $     8,050,117   $  6,130,369
  Investment securities                                           154,107         126,689         461,059        440,037
  Interest-bearing deposits                                       103,901          68,907         187,868        171,472
                                                           ------------------------------ ------------------------------
                TOTAL INTEREST INCOME                           2,994,916       2,399,189       8,699,044      6,741,878
                                                           ------------------------------ ------------------------------

Interest expense:
  Deposits                                                      1,399,762       1,051,461       3,874,693      2,987,159
  Federal Home Loan Bank advances                                 266,193         155,346         792,761        414,179
  Notes payable                                                    32,430          18,520          60,883         29,205
                                                           ------------------------------ ------------------------------
                                                                1,698,385       1,225,327       4,728,337      3,430,543
                                                           ------------------------------ ------------------------------
                NET INTEREST INCOME                             1,296,531       1,173,862       3,970,707      3,311,335
Provision for loan losses                                         111,000          39,000        190,000          48,000
                                                           ------------------------------ ------------------------------
                NET INTEREST INCOME AFTER PROVISION FOR
                LOAN LOSSES                                     1,185,531       1,134,862       3,780,707      3,263,335
                                                           ------------------------------ ------------------------------

Noninterest income:
  Insurance commissions                                           540,131         285,488       1,241,793        698,399
  Gain on sale of investments available for sale                  104,391          30,609         104,391         94,603
  Other                                                           184,657         226,110         570,071        555,975
                                                           ------------------------------ ------------------------------
                                                                  829,179         542,207       1,916,255      1,348,977
                                                           ------------------------------ ------------------------------

Noninterest expense:
  Compensation and employee benefits                            1,021,024         817,679       2,889,800      2,279,077
  Occupancy and Equipment                                         201,794         152,847         614,618        411,141
  Deposit insurance premiums                                        5,188           4,922          15,502         31,377
  Computer processing charges                                      81,458          79,384         238,480        215,643
  Amortization                                                     35,989          26,073          91,440         54,525
  Other                                                           384,580         370,182       1,091,582      1,049,890
                                                           ------------------------------ ------------------------------
                                                                1,730,033       1,451,087       4,941,422      4,041,653
                                                           ------------------------------ ------------------------------
                INCOME BEFORE INCOME TAXES                        284,677         225,982         755,540        570,659
  Income taxes                                                    110,517          89,635         292,323        222,608
                                                           ------------------------------ ------------------------------
                NET INCOME                                        174,160         136,347         463,217        348,051
                                                           ------------------------------ ------------------------------
  Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities, net of tax                44,055         (38,312)        203,571       (159,780)
    Less:  reclassification adjustment for
    gains included in net income, net of tax                       72,030          20,998          72,030         64,898
                                                           ------------------------------ ------------------------------
               COMPREHENSIVE INCOME                        $      146,185 $        77,037 $       594,758  $     123,373
                                                           ============== =============== ===============  =============

  Basic Earnings per share of common stock (Note 3)        $         0.17 $          0.13 $          0.45           0.35
                                                           ============== =============== ===============  =============
  Diluted Earnings per share of common stock (Note 3)      $         0.17 $          0.13 $          0.45           0.35
                                                           ============== =============== ===============  =============
  Cash dividends per share                                 $         0.05 $          0.05 $          0.15           0.15
                                                           ============== =============== ===============  =============


AF BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                                                               Nine Months Ended
                                                                                           2001                 2000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                  $            463,217 $            348,051
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                     190,000               48,000
       Provision for depreciation                                                            428,450              280,494
       Loss on disposition of office properties and equipment                                  7,886                    -
       Amortization of goodwill and non-compete covenants                                     91,440               54,525
       Change in operating assets and liabilities:
         Accrued interest receivable                                                        (253,896)             (93,444)
         Accrued interest payable                                                            102,226               37,697
         Prepaid and other assets                                                           (193,771)             (32,241)
         Accounts payable and other liabilities                                             (484,379)             634,675
         Other                                                                               161,696              225,578
                                                                                ------------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                           512,869            1,503,335
                                                                                ------------------------------------------
Cash Flows from Investing Activities
    Proceeds from certificates of deposit                                                          -               99,000
    Increase in Federal Home Loan Bank stock                                                (273,700)             (58,600)
    Purchases of securities available for sale                                            (1,400,000)          (1,500,000)
    Proceeds from securities available for sale                                            3,384,027            2,518,423
    Net originations of loans receivable                                                 (15,148,115)         (21,282,016)
    Purchases of office properties and equipment                                            (477,945)          (1,332,844)
    Purchase of goodwill and noncompete agreements                                          (595,000)                   -
    Proceeds from foreclosed real estate                                                      41,118               11,500
                                                                                ------------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (14,469,615)         (21,544,537)
                                                                                ------------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                      20,521,473            9,942,631
    FHLB Advances                                                                          1,461,406            6,461,498
    Notes Payable                                                                            674,476                    -
    Dividends paid                                                                          (155,555)            (154,359)
                                                                                ------------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        22,501,800           16,249,770
                                                                                ------------------------------------------
                         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              8,545,054           (3,791,432)
Cash and cash equivalents:
    Beginning                                                                              7,422,852           12,395,060
                                                                                ------------------------------------------

    Ending                                                                      $         15,967,906 $          8,603,628
                                                                                =========================================


AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
Nine Months Ended March 31, 2001 and 2000

                                                                                     2001                  2000
---------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $        8,857,000 $           1,701,158
       Noninterest-bearing                                                           7,110,906             6,902,470
                                                                             ----------------------------------------
                                                                            $       15,967,906 $           8,603,628
                                                                             ========================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $        4,533,320 $           3,392,846
                                                                             ========================================
       Income taxes                                                         $          169,653 $             171,855
                                                                             ========================================

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

On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding market share in the Company's existing markets. As evidence of the commitment, a definitive agreement has been executed to allow AF Bank to be the only financial institution located inside the new Wal-Mart under construction in West Jefferson, North Carolina. In addition, plans call for the bank to build a freestanding, full-service branch adjacent to Wal-Mart. Thus, customers will enjoy the convenience of banking where they shop - - as well as having access to a comprehensive array of financial services at the freestanding branch office (including drive-through lanes and a commercial depository). The Company continues to seek opportunities for increasing market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. During the year ended June 30, 1999, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2000, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2001.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2000 financial statements, which are included in the Company's Form 10-KSB for the year ended June 30, 2000.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and nine month period ended March 31, 2001 are based on weighted averages of 1,026,262, and 1,022,620, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the third quarter of fiscal year ending June 2001, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4.   INCENTIVE PLAN

On August 19, 1997 the Bank's board of directors approved the AF Bank 1997 Recognition and Retention Plan (RRP), established a Recognition and Retention Plan Trust to be used to hold awards to be made under the RRP and agreed to issue an additional 53,678 shares of the Company's stock to be issued as the shares are vested by the eligible participants in the plan. On the same date, the Company's board of directors approved the AF Bank 1997 Stock Option Plan (Option Plan) and approved the allocation of 21,322 authorized but unissued shares of AF Bankshares, Inc. Common Stock to be reserved for issuance upon exercise of options granted under the Option Plan. Both the RRP and the Option Plan were approved by the minority shareholders of AF Bank at the December 8, 1997 annual meeting. The terms of the RRP provided that the eligible participants are vested at the rate of 20% annually beginning at the date of grant. The Company adopted the RRP and the Option Plan on the effective date of the reorganization into a two-tier mutual holding company.

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $16,974,413 and $15,513,007 at March 31, 2001 and June 30, 2000 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at March 31, 2001 is payable at rates ranging from 5.02% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances in the amount of $825,000 are due August 2002, $149,413 is due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010 and $4.0 million is due January 2011.

The Company had Notes Payable outstanding of $1,388,118 and $700,000 at March 31, 2001 and June 30, 2000 respectively. Interest at March 31, 2001 is payable at rates ranging from 5.50% to 8.00% with maturities between 9 and 10 years.

                               AF BANKSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONSISTING OF ESTIMATES WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER BUSINESS OF THE COMPANY, THAT ARE SUBJECT TO VARIOUS FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE ESTIMATES. THESE FACTORS
INCLUDE: CHANGES IN GENERAL, ECONOMIC AND MARKET CONDITIONS; THE DEVELOPMENT OF AN ADVERSE INTEREST RATE ENVIRONMENT THAT ADVERSELY AFFECTS THE INTEREST RATE SPREAD OR OTHER INCOME ANTICIPATED FROM THE COMPANY'S OPERATIONS AND INVESTMENTS; AND DEPOSITOR AND BORROWER PREFERENCES. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY ANNOUNCE FUTURES EVENTS OR DEVELOPMENTS THAT MAY AFFECT THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

BACKGROUND AND INTRODUCTION

Management believes it is important to view the quarterly financial results of the Company within the larger context of the Company's long-term strategic business plan. Doing so helps keep short-term results in better perspective, and underscores management's commitment to the LONG-TERM profitability and success of the Company.

It has long been management's view that the Company's success in the 21st Century will depend in large part upon its ability to compete far beyond the narrow boundaries imposed upon banking during the majority of the 20th Century. In fact, the transition from "banking" to "financial services provider" impacted every major competitor of the Company. The Gramm-Leach-Bliley Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

As noted in Note 1 of the Notes To Condensed Consolidated Financial Statements, management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Preparing the Company to compete on a competitively superior basis in all these categories has had a negative impact on short-term earnings. However, it is well worth noting that -- given these planned and uncontrollable dampening factors -- the COMPANY'S EARNINGS FOR THE MOST RECENTLY COMPLETED QUARTER REMAIN POSITIVE AND REPRESENT AN INCREASE OVER THE SIMILAR PERIOD IN THE PRIOR YEAR.

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

The Company now has a foundation to successfully compete in our established markets. In all AF Bank markets, we now have the capability to deliver comprehensive insurance services through our insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. The challenge facing us is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer our customers, clients, and prospects these services. It is a challenge management is working hard to meet. In coming years, it is management's firm belief that the Company's established foundation and emerging platform will drive the Company's long-term viability as a competitively superior financial service provider in all markets.

There are a number of significantly positive factors and recent events, which reflect the Company's progress toward its long-term goals in the just ended period:

o        An increase in net loans of $15.0 million or 13.8%;

o        Asset growth of $22.9 million or 17.2%;

o An increase of $567,278 or 42.1% in noninterest income, as compared to the corresponding nine month period ended March 31, 2000, reflecting the Company's continuing emphasis in the areas of insurance and securities services;

o        Growth in stockholders' equity to $13,014,613 from $12,540,255 at June
         30, 2000.

o The addition of new insurance markets with major emphasis in commercial property and casualty business, thereby providing the Company with an even better mix between personal and commercial lines of business.

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



COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND JUNE 30, 2000:

Total assets increased by $22.9 million, or 17.2%, to $156.3 million at March 31, 2001 from $133.4 million at June 30, 2000. The increase in assets was the result of both an increase of $15.0 million, or 13.8%, in loans receivable, net, from June 30, 2000 to March 31, 2001 and an increase of $8.5 million in cash and cash equivalents from June 30, 2000 to March 31, 2001. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Increases in net loans outstanding and cash and cash equivalents were primarily funded by an increase of $20.6 million in deposits.

The Company's investment in net intangible assets increased $503,560 from $1.1 million at June 30, 2000 to $1.6 million at March 31, 2001. This increase was due to the purchase of an insurance agency in Boone, North Carolina. The Company's net investment in property and equipment increased $41,609 or 1.0% to $4.2 million at March 31, 2001, and was primarily a result of purchasing a previously leased building in Lenoir, North Carolina, that is occupied by a branch of the insurance subsidiary, as well as purchasing equipment for the insurance agency acquisition in Boone, North Carolina.

The Bank's deposits increased by $20.6 million, or 20.1%, from $102.7 million at June 30, 2000 to $123.3 million at March 31, 2001. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the nine-month period ending March 31, 2001, the Bank's savings and transaction accounts increased $7.9 million for a net gain of 650 new accounts, while the Bank's certificates of deposits increased $12.5 million representing a net gain of 222 new accounts. Management intends to continue its marketing efforts and to offer new products to increase the lower cost core deposits. The increase in deposit accounts helped fund the $15.0 million growth in net loans and the growth of $8.5 million in cash and cash equivalents.

At March 31, 2001, retained earnings had increased $196,864 or 2.4% to $8.5 million as a result of earnings of $463,217, a decrease for the fair market value for ESOP stock in the amount of $110,798 and a reduction for dividends of $155,555. Deferred recognition and retention plan ("RRP") decreased by $148,962 as a result of recognizing the vesture of additional RRP shares. At March 31, 2001, the Bank's regulatory capital amounted to $12.4 million compared to $11.7 million at June 30, 2000, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $341,500 at March 31, 2001 compared to $411,900 at June 30, 2000. The Bank's level of non-performing loans has remained consistently low in relation to prior periods and total loans outstanding. The Bank recognized net charge offs of approximately $162,900 during the nine-month period ended March 31, 2001 compared to net charge offs of $183,900 for the comparable period ended March 31, 2000. The net charge off amount during the nine months ended March 31, 2001 is primarily attributable to one large commercial loan that the institution charged off during the third quarter of the current fiscal year. As a result and based on management's analysis of its allowances, a $190,000 provision for additional loan loss allowance was made for the nine-month period ended March 31, 2001.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000:

GENERAL. Net income for the three and nine month periods ended March 31, 2001 was $174,160 and $463,217, respectively, or $37,813 more than the $136,347 and $115,166 more than the $348,051 earned during the same periods in 2000. Changes in net income during the comparable three and nine month periods were primarily attributable to an increase in interest income on loans due to both the volume of the institution's loan portfolio and the increase in noninterest income due to increased commission income from the insurance subsidiary. These increases were partially offset by the increase in interest expense in order to fund loan growth, and increased compensation and employee benefit expenses due to the addition of employees in order to prepare the Company for current and future expansion. Management believes that these initial costs of expansion will better position the Company for the future. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $595,727 or 24.8% from $2,399,189 for the three-month period ended March 31, 2000 to $2,994,916 for the three-month period ended

March 31, 2001. Interest income increased by $1,957,166 million or 29.0% from $6,741,878 for the nine-month period ended March 31, 2000 to $8,699,044 for the nine-month period ended March 31, 2001. Interest income from loans increased $533,315 or 24.2% from $2,203,593 for the three months ended March 31, 2000 to $2,736,908 for the three months ended March 31, 2001. Interest income from loans increased $1,919,748 or 31.3% from $6,130,369 for the nine-month period ended March 31, 2000 to $8,050,117 for the nine-month period ended March 31, 2001. This increase was attributable to a change in the volume, rate and mix of net loans receivable.

INTEREST EXPENSE. Interest expense increased by $473,058 or 38.6% to $1,698,385 for the three-month period ended March 31, 2001 from $1,225,327 for the three months ended March 31, 2000. Interest expense increased by $1,297,794 or 37.8% to $4,728,337 for the nine-month period ended March 31, 2001 from $3,430,543 for the nine-month period ended March 31, 2000. The increase is the result of both the increase in advances outstanding at the Federal Home Loan Bank, and the $20.6 million increase in savings deposits for the nine-month period ended March 31, 2001, both of which were used to fund loan demand and to increase the balance in cash and cash equivalents.

NET INTEREST INCOME. Net interest income increased by $122,669 or 10.5% from $1,173,862 for the three-month period ended March 31, 2000 to $1,296,531 for the three-month period ended March 31, 2001. Net interest income increased by $659,372 or 19.9% from $3,311,335 for the nine-month period ended March 31, 2000 to $3,970,707 for the nine-month period ended March 31, 2001. The increase is a result of increased average outstanding balances in net loans receivable. Interest income from loans increased at the rate of 24.2% for the three-month period ended March 31, 2001, compared to an increase of 38.6% in interest expense for the same period. During this three-month period, the Federal Reserve Open Market Committee reduced certain rates that it controls that resulted in a reduction in the prime rate of interest by 1.5%. The Bank had average loan balances outstanding during the quarter of $122.3 million that declined in yield during the period, resulting in a lower percentage increase in interest income in the most recent period.

PROVISION FOR LOAN LOSSES. Management made an additional $39,000 provision for loan losses during the three-month period ended March 31, 2000, compared to a $111,000 provision for loan losses made during the three-month period ended March 31, 2001. Management made a $48,000 provision for loan losses during the nine-month period ended March 31, 2000, compared to a $190,000 provision made during the nine-month period ended March 31, 2001. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and nine-month period ended March 31, 2001 based upon an analysis of the quality of its loan portfolio. The Bank's level of non-performing loans remained consistently low in relation to prior periods and total loans outstanding during the three and nine month period ended March 31, 2001, with the exception of one large charged off commercial loan; therefore, due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At March 31, 2001, the Bank's level of general valuation allowances for loan losses amounted to $1.0 million which management believes is adequate to absorb any existing losses in its loan portfolio.


NON-INTEREST INCOME. Non-interest income increased by $286,972, or 52.9% from $542,207 for the three-month period ended March 31, 2000 to $829,179 for the three months ended March 31, 2001. Non-interest income increased by $567,278, or 42.1% from $1,348,977 for the nine-month period ended March 31, 2000 to $1,916,255 for the nine-month period ended March 31, 2001. The increase was primarily attributable to increased revenues generated from insurance sales and from gain on sale of investments available for sale during the three and nine months ended March 31, 2001. The increased revenue generated for insurance sales and income generated form the Brokerage subsidiary is due to widening market penetration and should continue to produce new growth in non-interest income.


NON-INTEREST EXPENSE. Non-interest expense increased by $278,946 or 19.2% from $1,451,087 for the three months ended March 31, 2000 to $1,730,033 for the three months ended March 31, 2001. Non-interest expense increased by $899,769 or 22.3% from $4,041,653 for the nine months ended March 31, 2000 to $4,941,422 for the nine months ended March 31, 2001. Increases in non-interest expense for the three and nine-month periods ended March 31, 2001 are primarily attributable to an increase in compensation costs and in occupancy expenses. Compensation costs increased by $203,345 or 24.9% for the three-month period ended March 31, 2001 and increased by $610,723 or 26.8% for the nine-month period ended March 31, 2001. This increase is primarily the result of additional insurance employees acquired with the Company's newest insurance acquisition. Occupancy costs increased by $48,947, or 32.0% for the three-month period ended March 31, 2001 and $203,477 or 49.5% for the nine-month period ended March 31, 2001, primarily due to the costs associated with the new insurance offices.

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

As of March 31, 2001, cash and cash equivalents, a significant source of liquidity, totaled $16.0 million. The Company's capital position and liquidity are in excellent shape, by any objective benchmark or comparison.


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

Although the Company's asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the residual effect of reducing the Company's historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs. Certificate of Deposits represent the most interest sensitive funding products and typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.


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

3.1        Federal Stock Charter of the Company (Incorporated by reference to
           Exhibit 3.1 of the Form 8-A).

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1        Common Stock Certificate of the Company (Incorporated by reference to
           Exhibit 4.3 of the Form 8-A).

10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (incorporated by reference to the 10-KSB for the year ended June 30,1998).*

10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).

10.4 Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

(b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AF BANKSHARES, INC.


Dated May 9, 2001                      By:/s/ James A. Todd
      ---------------------------         --------------------------------------
                                       James A. Todd
                                       President and Chief Executive Officer

Dated May 9, 2001                      By:/s/ Melanie Paisley Miller
      ---------------------------         --------------------------------------
                                       Melanie Paisley Miller
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer