Form 10KSB40
period 2001-06-30
AF BANKSHARES INC
filed 2001-09-28
CIK 1064025

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2001

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

         The revenues for the issuer's fiscal year ended June 30, 2001 are $14,141,648.

         The issuer had 1,049,379 shares of common stock outstanding as of August 31, 2001. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2001 was $5,650,445.

                      Documents Incorporated by Reference.
         Portions of the Annual Report to Stockholders for the year ended June 30, 2001 are incorporated by reference into Part I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format.       Yes [_]    No [X]

                                TABLE OF CONTENTS


PART I...........................................................................................................    2
------
   Item 1.     Description of Business...........................................................................    2
   -------     -----------------------
   Item 2.     Properties........................................................................................   32
   -------     ----------
   Item 3.     Legal Proceedings.................................................................................   33
   -------     -----------------
   Item 4.     Submission of Matters to a Vote of Security Holders...............................................   33
   -------     ---------------------------------------------------

PART II..........................................................................................................   33
-------
   Item 5.     Market for Common Stock and Related Stockholder Matters...........................................   33
   -------     -------------------------------------------------------
   Item 6.     Management's Discussion and Analysis..............................................................   33
   -------     ------------------------------------
   Item 7.     Financial Statements..............................................................................   33
   -------     --------------------
   Item 8.     Changes in and Disagreement with Accountants on Accounting and Financial Disclosure...............   34
   -------     -----------------------------------------------------------------------------------

PART III.........................................................................................................   34
--------
   Item 9.     Directors, Executive Officers, Promoters and Control Persons......................................   34
   -------     ------------------------------------------------------------
   Item 10.    Executive Compensation............................................................................   34
   --------    ----------------------
   Item 11.    Security Ownership of Certain Beneficial Owners and Management....................................   34
   --------    --------------------------------------------------------------
   Item 12.    Certain Relationships and Related Transactions....................................................   34
   --------    ----------------------------------------------
   Item 13.    Exhibits and Reports on Form 8-K..................................................................   34
   --------    --------------------------------

SIGNATURES.......................................................................................................   36
----------

                                    PART I

Item 1.   Description of Business

General

         AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company which owns 100% of the common stock of AF Bank (the "Bank"), AF Insurance Services, Inc. and AF Brokerage, Inc. The Company has no operations and conducts no business of its own other than ownership of its subsidiaries and investing in securities. The Bank is a federally chartered stock savings bank which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville and West Jefferson, North Carolina. The Bank was founded in 1939 as a building and loan association. In the early 1980s, the Bank converted from a North Carolina chartered building and loan to a federally chartered mutual savings and loan association, and in August of 1995 converted to a federally chartered mutual savings bank. During fiscal year 1997, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank which is majority owned by AsheCo, M.H.C., a mutual holding company. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company. See "Management's Discussion and Analysis -- The Reorganization." The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At June 30, 2001, the Bank had total assets of $153.4 million, total deposits of $120.1 million and equity of $13.0 million.

         The historical operations of the Company have been that of a portfolio mortgage lender, providing fixed rate loans for the residents of Ashe County, North Carolina. Management has recently expanded the market area of the Company to include Alleghany and Watauga counties and has diversified its product lines by engaging in non-mortgage lending and offering non-traditional financial services, such as insurance and brokerage products. More specifically, since 1996, the Company has made a major commitment to small business commercial lending and consumer lending as a means to increase the yield on its loan portfolio and attract lower cost deposit accounts. As a result of this commitment, commercial loans increased by 211.4% and consumer loans have increased by 69.7% since June 30, 1998. In addition, since July 1997, the Company has offered traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Company, headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina. The Company also has a brokerage subsidiary, AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage offers various uninsured investment products, including fixed-rate and variable annuities and mutual funds. The Company believes that its strategy of expanding its market area and diversifying its product lines will enhance its franchise value and strengthen earnings in the future.

         The Company's operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions and the interest paid on savings deposits and borrowings of the Company. The primary interest-earning asset of the Company is its mortgage loan portfolio representing 79.9% of total loans, with approximately 56.0% of portfolio mortgage loans at fixed rates at June 30, 2001. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of changing rates to the Bank's earnings and to the net market value of its assets and liabilities. Additionally, the Company receives fee income primarily from loan origination fees, late loan payment fees, commissions from the sale of credit life, accident and health insurance, insurance commissions generated from the insurance agency subsidiary and in payment for other services provided to the customer by the Company.

The major non-interest costs to the Company include compensation and benefits, occupancy and equipment and data processing costs. Other external factors that affect the operating results of the Company include changes in government and accounting regulations, costs of implementing information technology, and changes in the competition's emphasis within the Company's market.

         As of June 30, 2001, $105.0 million, or 79.9% of the Bank's total loan portfolio consisted of real estate loans. Total loans at June 30, 2001 were $131.4 million of which $79.5 million or 63.7% were secured by one- to-four family residences. Total mortgage loans, including construction loans, totaled $105.0 million as of June 30, 2001. Of that amount, approximately 44.0% was adjustable rate loans, or had remaining terms of one year or less. The Company's strategy is to sell long term, fixed-rate mortgages while retaining the servicing. The reduction in the level of fixed rate mortgages has served to reduce the Company's exposure to interest rate risk.

         The Bank also invests in consumer loans and commercial loans. As of June 30, 2001, the Bank's consumer loans and commercial loan portfolios were $26.4 million, or 21.2% of total loans. Commercial loans totaled $12.4 million, or 9.9% of the Bank's total loan portfolio. The Bank invests a portion of its assets in debt and equity securities issued by the FHLB and the Federal Home Loan Mortgage Corporation (the "FHLMC") and began investing in mortgage-backed securities during fiscal 1996. Mortgage-backed securities totaled $2.0 million or 1.3% of total assets at June 30, 2001, and FHLB and FHLMC securities investments totaled $3.8 million, or 2.5%, of total assets at June 30, 2001.

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

         On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company, pursuant to the agreement and plan of reorganization approved by the Bank's shareholders on December 8, 1997. Under the reorganization, the Bank became the wholly-owned subsidiary of AF Bankshares, Inc., a newly formed stock holding company (the "Company") and holders of the Bank's common stock became holders of the Company's common stock, on an equal share for shares exchange. At June 30, 2001, the mutual holding company owned 51.3% of the Company.

Market Area and Competition

         Previously, the Bank's market area for deposit gathering and lending has been concentrated in Ashe County, North Carolina. However, management believes that the Company must expand its market base to build value for the Company and its shareholders. In March 1998, the Company opened a branch of AF Bank in Alleghany County and operates the branch under the trade name Alleghany First Bank. At the same time, an insurance agency branch of AF Insurance Services, Inc., was opened in the same location. The staff of Alleghany First came from the local banking community and is attuned to the needs and habits of Alleghany citizens. The insurance agency personnel direct their attention to the special needs of Alleghany County citizens as well. On March 1, 1999, the Bank also opened a branch office in Boone, North Carolina operating under the trade name Appalachian First Bank. In April 1999, the Company added an insurance agency in Lenoir, North Carolina, in December 1999, the Company acquired an agency in Elkin, North Carolina and in November 2000, the Company acquired an agency in Boone, North Carolina. Entry into the Boone and Alleghany markets significantly expands the Company's potential to market its banking, insurance and noninsured investment products to a larger and more diverse market. Management now believes that it is delivering the same personalized customer service to the new markets that it has historically delivered to Ashe County. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale and adding to the products that are available for delivery to the Company's customers. The Company continues to seek opportunities to increase its market penetration for its services.

         Management believes that the Company's customers perceive "financial services" to include five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to traditional "banking only" services would impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., which currently conducts brokerage services in Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage, Inc. applied to become a member of the National Association of Securities Dealers, Inc. ("NASD") in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets which would enhance the Company's long-term value and earnings potential.

         On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina, adding insurance products to the banking services offered by the Company in Watauga County. Management believes that penetration into new (especially contiguous) markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and at the same time adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, the Company executed a definitive agreement to allow AF Bank to be the only financial institution located inside the new Wal-Mart superstore under construction in West Jefferson, North Carolina. The Company also plans to build a freestanding, full-service branch adjacent to Wal-Mart offering full service banking, full line property and casualty, life and health insurance as well as mutual funds and annuities. Thus, customers will enjoy the convenience of banking where they shop --as well as having access to a comprehensive array of financial services at the free-standing branch office (including ATM drive-through lanes, and a commercial depository). The Company continues to seek opportunities to increase the market penetration of its services.

         The Bank faces substantial competition for both the deposits it accepts and the loans it makes. Management believes that the Bank has the second largest deposit base in Ashe County, and the second largest deposit base in the part of Ashe County which comprises its primary zip code, 28694. Located within Ashe County are branches of seven other depository institutions, five of which are commercial banks and two of which are credit unions. The Bank competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. The Bank, like its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities' actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than the Bank, but which have not generally engaged in lending activities in the Bank's market area in the past, and from credit unions that can expand into the Bank's market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See "--Regulation."

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

                                                                           June 30,
                                         ------------------------------------------------------------------------------
                                                      2001                                           2000
                                         --------------------------------                ------------------------------
                                              Amount        % of Total                       Amount       % of Total
                                         --------------   ---------------                -------------   --------------
                                                                    (Dollars in thousands)
Mortgage loans:
   One-to four-family...............      $  79,465              63.74%                   $  68,813            63.26%
   Multi-family.....................          3,507               2.81%                       2,277             2.09%
   Non-residential..................          8,359               6.70%                       8,577             7.89%
   Land.............................          8,298               6.66%                       2,440             2.24%
   Construction.....................          5,344               4.29%                       4,059             3.73%
                                          ---------            -------                    ---------          -------
     Total mortgage loans...........        104,973              84.20%                      86,166            79.21%
                                          ---------            -------                    ---------          -------

Other loans:
   Commercial.......................         12,378               9.93%                      10,456             9.62%
   Consumer loans...................         14,051              11.27%                      17,376            15.97%
                                         ----------            -------                   ----------          -------
     Total other loans..............         26,429              21.20%                      27,832            25.59%
                                         ----------            -------                   ----------          -------
   Gross loans......................        131,402             105.40%                     113,998           104.80%
                                         ----------            -------                   ----------          -------

Less:
   Undisbursed loan funds...........          5,479               4.39%                       3,993             3.67%
   Deferred loan fees...............            227               0.18%                         248             0.23%
   Allowance for loan losses........          1,022               0.82%                         979             0.90%
                                          ---------            -------                    ---------      -----------
                                              6,728               5.40%                       5,220             4.80%
                                          ---------            -------                    ---------          -------
   Loans, net.......................      $ 124,674             100.00%                   $ 108,778           100.00%
                                          =========            =======                    =========          =======

   Loans serviced for others:
   One-to four-family and
     cooperative apartment..........      $  25,196             100.00%                   $  22,613           100.00%
                                          ---------            -------                    ---------          -------
         Total loans serviced
         for others                       $  25,196             100.00%                   $  22,613           100.00%
                                          =========            =======                    =========          =======

         Loan Maturity. The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 2001. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

                                                                           At June 30, 2001

                                   One- to
                                    Four-     Multi-      Non-                                  Commercial   Consumer
                                   Family     Family    Residential    Land      Construction     Loans        Loans    Total Loans
                                  --------   --------  -------------  ------    --------------   -------      -------  -------------
                                                                            (In thousands)

Amount due:
  One year or less................  $  6,822    $     -    $  1,706   $   970      $   3,930     $   5,533   $   2,289   $   21,250
                                    --------    -------    --------   -------      ---------     ---------   ---------   ----------

After one year:
  One to three years..............    16,265      1,476       2,970     3,052          1,414         2,656       7,676       35,509
  More than three years to five
  years...........................     8,855        488         821       688              -         1,723       3,281       15,856
  More than five years to ten
  years...........................     9,218        880         790     1,446              -         1,453         486       14,273
  More than ten years to
  twenty years....................    38,305        663       2,072     2,142              -         1,013         286        4,481
  Over twenty years...............         -          -           -         -              -             -          33           33
                                     -------    -------    --------   -------      ---------     ---------   ---------   ----------
Total due or repricing after one
year..............................    72,643      3,507       6,653     7,328          1,414         6,845      11,762      110,152
                                    --------    -------    --------   -------      ---------     ---------   ---------   ----------
Total amounts due or repricing,
   gross..........................  $ 79,465    $ 3,507    $  8,359   $ 8,298      $   5,344     $  12,378   $  14,051   $  131,402
                                    --------    -------    --------   -------      ---------     ---------   ---------   ----------

         The following table sets forth the dollar amounts in each loan category at June 30, 2001 that are due after June 30, 2002, and whether such loans have fixed or adjustable interest rates.

                                                                         Due after June 30, 2002
                                                    -----------------------------------------------------------------
                                                         Fixed                 Adjustable                 Total
                                                    ------------------      -----------------     -------------------
                                                                             (In thousands)
Mortgage loans:
   One- to four-family.........................     $       46,517          $       26,126         $         72,643
   Multi-family................................                354                   3,153                    3,507
   Non-residential.............................              6,653                       -                    6,653
   Land........................................              4,946                   2,382                    7,328
   Construction................................                348                   1,066                    1,414
Commercial loans...............................              3,350                   3,495                    6,845
Consumer loans.................................             11,040                     722                   11,762
                                                    --------------          --------------         ----------------
                                                    $       73,208          $       36,944         $        110,152
                                                    ==============          ==============         ================

         Origination, Purchase, Sale and Servicing of Loans. The Bank's lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. Adjustable-rate mortgage loans carried in portfolio and fixed-rate mortgage loans carry maximum maturities of 30 years and 15 years, respectively. Fixed rate loans originated for sale in the secondary market have maximum maturities of 30 years. Historically, the Bank held for its portfolio all loans it originated. The Bank now sells all qualified fixed-rate loans to Fannie Mae, but retains the servicing rights. The determination to sell loans is based upon management's efforts to reduce interest rate risk. At June 30, 2001, the Bank serviced approximately $25.2 million of loans for Fannie Mae.

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

         Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank's market area. At June 30, 2001, that Bank's portfolio contained approximately $5.3 million, or 4.3%, of construction loans. The Bank's policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank as well. Thus construction loans typically "roll" into permanent financing. Construction loans are made for a maximum of 12 months, by which time permanent financing must be obtained.

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

         Non-Residential Mortgage Lending. The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank's underwriting procedures provide that non-residential mortgage loans may be made, based on debt service coverage or in amounts up to the lesser of
(i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank's current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower's expertise, credit history, profitability, cash flow, and the value of the collateral while underwriting these loans. At June 30, 2001 the Bank's non-residential mortgage loan portfolio was $8.4 million, or 6.7% of total loans outstanding.

The largest non-residential mortgage loan in the Bank's portfolio at June 30, 2001 was approximately $1.5 million and is secured by a commercial property.

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

         Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes, located in the Bank's primary lending area. At June 30, 2001, the Bank's total land loan portfolio was $8.3 million or 6.7% of total loans and its multi-family loan portfolio was $3.5 million or 2.8% of total loans.

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

         Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2001, $14.1 million, or 11.3%, of the Bank's total loan portfolio consisted of consumer loans (including home equity credit line loans and second mortgage loans). The primary component of the Bank's consumer loan portfolio was $9.2 million of auto loans. Consumer loans are available at fixed or variable interest rates.

         The Bank offers adjustable rate home equity credit lines tied to the prime interest rate. The home equity portfolio amounted to $6.9 million or 5.3% of the total loan portfolio as of June 30, 2001. The home equity credit line is available on any owner-occupied one-to-four family home, townhouse, or condominium in the Bank's lending area provided the homeowner meets the Bank's lending criteria. A home equity loan is an adjustable rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. The current maximum term is 180 months. The

Bank may offer home equity loans up to 100% of the value of the collateral to certain customers meeting a higher level of credit criteria.

         The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank's Board of Directors. At June 30, 2001, the Bank's savings account loan portfolio totaled $356,000 or 0.3% of the total loans outstanding.

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

         As of June 30, 2001, the Bank had $68,000 in non-performing consumer loans. Charge-offs for consumer loans totaled $128,000 and $194,000 for the years ended June 30, 2001 and 2000, respectively.

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

         As of June 30, 2001, the Bank had no non-performing commercial business loans. Charge-offs for commercial business loans totaled $172,000 and $115,000 for the year ended June 30, 2001 and 2000, respectively.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank's Chief Executive Officer and lending officers may approve loans in amounts within assigned lending limits, and the Loan Committee, comprised of the Executive Committee of the Board of Directors may approve loans up to the Bank's loans-to-one-borrower limit. In addition, the staff loan committee, comprised of the chief executive officer, chief financial officer, chief lending officer, credit analyst and collection officer meets twice a week to review all loan applications that meet all lending policy criteria. The staff loan committee can approve lending relationships up to $750,000. Larger amounts must be approved by the Executive Committee of the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

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

         Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO"). At June 30, 2001, the Bank held $248,000 in REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $479,000. The Bank's REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank's asset classification process, based on Generally Accepted Accounting Principles ("GAAP").

         Non-performing Assets. The following table sets forth information regarding the Bank's non-performing assets at the dates indicated.

                                                                                         At June 30,
                                                                             --------------------------------
                                                                                2001                 2000
                                                                             ----------          -----------
                                                                                   (Dollars in thousands)
Non-accrual mortgage loans:
     One-to four-family................................................      $      -             $    125
     Multi-family......................................................             -                    -
     Non-residential...................................................             -                    -
     Land..............................................................             -                    -
     Construction......................................................             -                    -
                                                                             --------             --------
         Total mortgage loans..........................................             -                  125
                                                                             --------             --------
     Commercial........................................................             -                  286
     Consumer Loans....................................................             -                    -
                                                                             --------             --------
         Total non-accruing loans                                            $      -             $    411
                                                                             --------             --------

Loans delinquent 90 or more days for which
     interest is fully reserved and still accruing:
     One-to four-family................................................      $    383             $      -
     Multi-family......................................................            28                    -
     Non-residential...................................................             -                    -
     Land..............................................................             -                    -
     Construction......................................................             -                    -
                                                                             --------             --------
         Total mortgage loans..........................................           411                    -
                                                                             --------             --------
     Commercial........................................................             -                    -
     Consumer Loans....................................................            68                    -
                                                                             --------             --------
Total loans delinquent 90 or more days for which
     interest has been fully reserved..................................             -                    -
                                                                             --------             --------
Total non-performing loans.............................................      $    479             $    411
                                                                             --------             --------

Total real estate owned................................................           248                  289
                                                                             --------             --------
     Total non-performing assets.......................................      $    727             $    700
                                                                             --------             --------

Total non-performing loans to loans, gross.............................          0.36%                0.36%
Total non-performing assets to total assets............................          0.47%                0.53%

         Classified Assets. Federal regulations and the Bank's Classification of Assets Policy require the Bank to use an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Special Mention," "Substandard," "Doubtful" or "Loss" assets. Additionally, the Bank places assets on an internal "Watch List" when those assets demonstrate characteristics that if not corrected or that deteriorate further would lead to a more severe classification. An asset is considered "Substandard" if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         The Bank's management reviews and classifies the Bank's assets monthly and reports the results to the Bank's Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2001, the Bank had $614,000 of assets classified as Substandard, $2.0 million of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

         Allowance for Loan Losses. The Allowance for Loan Losses ("ALL") is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The ALL is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. At June 30, 2001, the Bank's ALL was $1.0 million, or 0.8% of total loans, as compared to $979,000 or 0.9%, at June 30, 2000. The Bank had non-performing loans of $479,000 and $411,000 at June 30, 2001 and June 30, 2000, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. Various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         The following table sets forth activity in the Bank's ALL at or for the dates indicated.

                                                                              At or for the Year Ended June 30,
                                                                             ------------------------------------
                                                                                 2001                    2000
                                                                             --------------        --------------
                                                                                    (Dollars in thousands)
Total loans outstanding at end of period..............................        $   131,402           $   113,998
Average total loans outstanding.......................................            119,965               100,228

Balance at beginning of year..........................................                979                 1,123
                                                                              -----------           -----------
Provision for loan losses.............................................                225                    88
                                                                              -----------           -----------

Charge-offs:
     One- to four-family residential..................................                  -                   (19)
     Multi-family residential.........................................                  -                     -
     Non-residential and land.........................................                 (5)                    -
     Construction.....................................................                  -                     -
     Commercial.......................................................               (172)                 (115)
     Consumer loans...................................................               (126)                 (194)
                                                                              -----------           -----------
         Total charge-offs............................................               (303)                 (328)
                                                                              -----------           -----------

Recoveries............................................................                121                    96
                                                                              -----------           -----------

Balance at end of year................................................        $     1,022           $       979
                                                                              ===========           ===========

Allowance for loan losses to total loans
     at end of period.................................................               0.78%                 0.86%
                                                                              ===========           ===========

Allowance for loan losses to total non-performing
     assets at end of period..........................................             140.58%               139.86%
                                                                              ===========           ===========

Allowance for loan losses to total non-performing
     loans at end of period........................................                213.36%               238.20%
                                                                              ===========           ===========

Ratio of net charge-offs during the period
     to average loans outstanding during period.......................               0.15%                 0.23%
                                                                              ===========           ===========

         The following table sets forth the Bank's ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                              At June 30,
                                     ---------------------------------------------------------------------------------------------
                                                         2001                                           2000
                                     --------------------------------------------  -----------------------------------------------
                                                     Percent of      Percent of                                       Percent of
                                                    Allowance to   Loans in Each                     Percent of     Loans in Each
                                       Allowance        Total       Category to      Allowance      Allowance to     Category to
                                        Amount        Allowance     Total Loans       Amount      Total Allowance    Total Loans
                                     ------------  --------------  --------------  ------------  -----------------  --------------
                                                                        (Dollars in thousands)
Mortgage Loans:
   One-to four family............        $  572           55.97%         60.47%        $  559           57.10%            60.37%
   Multi-family..................            15            1.47%          2.67%            15            1.53%             2.00%
   Non-residential and land......            61            5.97%         12.68%            60            6.13%             9.66%
   Construction..................            15            1.47%          4.07%            19            1.94%             3.56%
Other:
   Consumer......................           284           27.79%         10.69%           255           26.05%             9.17%
   Commercial....................            75            7.34%          9.42%            71            7.25%            15.24%
                                         ------         -------        -------         ------         -------           -------
   Total.........................        $1,022          100.00%        100.00%        $  979          100.00%           100.00%
                                         ======         =======        =======         ======         =======           =======


Investment Activities

         The Bank's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by Fannie Mae, the FHLMC and the Government National Mortgage Association ("GNMA"), certificates of deposit of insured banks, federal funds, mutual funds and overnight deposits at the FHLB. At June 30, 2001, the Bank held $7.7 million in investment securities.

         The following table sets forth activity in the Bank's investment securities portfolio for the periods indicated:

                                                                  For the Year Ended June 30
                                                            --------------------------------------
                                                                 2001                    2000
                                                            -----------------   ------------------
                                                                        (In thousands)
Amortized cost at beginning of period...............          $   9,882               $  11,464
Proceeds, net.......................................             (1,132)                   (228)
Principal payments from mortgage backed
   securities.......................................             (1,184)                 (1,387)
Gain on sales.......................................                104                      95
Premium and discount amortization, net..............                 10                     (62)
                                                              ---------               ---------

Amortized cost at end of period.....................              7,680                   9,882
Net unrealized gain (loss) (1)......................                164                     (47)
                                                              ---------               ---------
Total securities, net...............................          $   7,844               $   9,835
                                                              =========               =========

__________________________
(1) The net unrealized gain (loss) at June 30, 2001and 2000 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                             At June 30,
                                              ---------------------------------------------------------------------
                                                              2001                                2000
                                              ---------------------------------------------------------------------
                                                Amortized Cost      Fair Value     Amortized Cost      Fair Value
                                              ------------------  --------------  ----------------   --------------
                                                                          (In thousands)
Mortgage-backed securities:

   Fannie Mae and Government National
   Mortgage Association....................         $  1,987           $   1,993       $  3,205           $   3,155
                                                    --------           ---------       --------           ---------
Other debt securities:
   U.S. Treasury and Agency................            3,259               3,267          4,515               4,428
   Other...................................              382                 385            382                 370
                                                    --------           ---------       --------           ---------
Total debt securities......................            3,641               3,652          4,897               4,798
                                                    --------           ---------       --------           ---------
Equity securities(1).......................            1,003               1,150          1,004               1,106
Federal Home Bank Stock....................            1,049               1,049            776                 776
Net unrealized gain (loss)(2)..............              164                   -            (47)                  -
                                                    --------           ---------       --------           ---------
Total securities, net......................         $  7,844           $   7,844       $  9,835           $   9,835
                                                    ========           =========       ========           =========

-----------------
(1)  Equity securities consist of FHLMC common stock and mutual fund securities.
(2) The net unrealized gain (loss) at June 30, 2001 and 2000 relates to available for sale securities in accordance with SFAS No.115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.


         The following table sets forth the amortized cost and fair value of the Bank's securities, by accounting classification and by type of security, at the dates indicated.

                                                                        At June 30,
                                        ----------------------------------------------------------------------------
                                                 2001                      2000                       1999
                                        ----------------------    -----------------------    -----------------------
                                        Amortized                 Amortized                  Amortized
                                          Cost      Fair Value      Cost       Fair Value      Cost       Fair Value
                                        ---------   ----------    ---------   -----------   ----------    ----------
                                                                      (In thousands)
Held to Maturity
     Other debt securities..........     $   100      $   100      $   100      $   100       $   100      $   100
                                         -------      -------      -------      -------       -------      -------
         Total held to maturity.....         100          100          100          100           100          100
                                         -------      -------      -------      -------       -------      -------

Available-for-Sale:
     Mortgage-backed securities.....       1,987        1,993        3,205        3,155         4,626        4,672
     Other debt securities..........       3,442        3,453        4,698        4,599         4,806        4,750
     Equity securities:.............       1,003        1,150        1,004        1,106         1,210        1,554
     Net unrealized gain (loss)(1)..         164            -          (47)           -           334            -
                                         -------      -------      -------      -------       -------      -------
         Total available-for-sale...       6,596        6,596        8,860        8,860        10,976       10,976
                                         -------      -------      -------      -------       -------      -------

Certificates of deposit.............          99           99           99           99           198          198
                                         -------      -------      -------      -------       -------      -------
Federal Home Loan Bank Stock........       1,049        1,049          776          776           524          524
                                         -------      -------      -------      -------       -------      -------

     Total securities, net..........     $ 7,844      $ 7,844      $ 9,835      $ 9,835       $11,798      $11,798
                                         =======      =======      =======      =======       =======      =======

-----------------
(1) The net unrealized gains (loss) at June 30, 2001, 2000 and 1999 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Bank's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

         The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Bank's debt securities at June 30, 2001, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                            At June 30, 2001
                                             --------------------------------------------------------------------------------
                                                        Held-to-Maturity                       Available for Sale
                                             -------------------------------------  -----------------------------------------
                                                                         Weighted
                                               Amortized      Fair       Average      Amortized                 Weighted
                                                  Cost        Value       Yield         Cost      Fair Value  Average Yield
                                             -----------    --------   -----------  ------------  ----------  -------------
                                                                         (Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
   Due within 1 year.......................     $      -      $     -           -%     $      -     $      -            -%
   Due after 1 year but within 5 years.....            -            -           -            63           64         7.29
   Due after 5 years but within 10 years...            -            -           -             -            -            -
   Due after 10 years......................            -            -           -         1,924        1,929         6.76
                                                --------      -------                  --------     --------
           Total...........................            -            -           -         1,987        1,993         6.78
                                                --------      -------                  --------     --------

U.S. Treasury and Agency:
   Due within 1 year.......................            -            -        6.01           500          506         6.42
   Due after 1 year but within 5 years.....          100          100           -         1,992        2,014         5.59
   Due after 5 years but within 10 years...            -            -           -             -            -            -
   Due after 10 years......................            -            -        6.01           666          647         5.90
                                                --------      -------                  --------     --------
           Total...........................          100          100                     3,158        3,167         5.78
                                                --------      -------                  --------     --------

Corporate & Other:
   Due within 1 year.......................           99           99         7.25            -            -            -
   Due after 1 year but within 5 years.....            -            -            -            -            -            -
   Due after 5 years but within 10 years...            -            -            -            -            -            -
   Due after 10 years......................            -            -            -          284          286         4.60
                                                --------      -------                  --------     --------
           Total...........................           99           99         7.25          284          286         4.60
                                                --------      -------                  --------     --------

Equity Securities:                                     -            -            -        1,003        1,150            -
                                                --------      -------                  --------     --------

Total:
   Due within 1 year.......................           99           99         7.25          500          508         6.42
   Due after 1 year but within 5 years.....          100          100         6.01        2,055        2,078         5.64
   Due after 5 years but within 10 years...            -            -            -            -            -            -
   Due after 10 years......................            -            -            -        2,874        2,862         6.35
   Equity Securities.......................            -            -            -        1,003        1,150            -
                                                --------      -------                  --------     --------
                                                     199          199         6.63        6,432        6,596         6.09
                                                --------      -------                  --------     --------
Federal Home Loan Bank Stock...............        1,049        1,049            -            -            -            -
                                                --------      -------                  --------     --------
   Total...................................     $  1,248      $ 1,248         6.63%    $  6,432     $  6,596         6.09%
                                                ========      =======                  ========     ========

Sources of Funds

         General. Deposits, loans and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank's funds for use in lending and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, checking accounts, money market deposit accounts, statement savings accounts, IRAs and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 48 months. At June 30, 2001, the Bank's core deposits (which the Bank considers to consist of checking accounts, regular savings accounts and statement savings accounts) constituted 42.4% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         The following table presents the deposit activity of the Bank for the periods indicated.

                                                                            For the Year Ended June 30,
                                                                 -----------------------     ----------------------
                                                                          2001                        2000
                                                                 -----------------------     ----------------------
                                                                                   (In thousands)
Total deposits at beginning of period,
   including accrued interest.............................           $   102,680                  $    93,106
Net increase before interest credited.....................                12,164                        5,505
Interest credited.........................................                 5,230                        4,069
                                                                     -----------                  -----------
Total deposits at end of period...........................           $   120,074                  $   102,680
                                                                     ===========                  ===========

         At June 30, 2001, the Bank had approximately $22.3 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                                                    Weighted
                                                                         Amount                   Average Rate
                                                                 -----------------------     ----------------------
                                                                                   (In thousands)
     Maturity Period
         Within three months..............................           $     4,951                         5.91%
         After three but within six months................                 6,292                         6.03%
         After six but within 12 months...................                 6,454                         5.58%
         After 12 months..................................                 4,618                         6.60%
                                                                     -----------
                  Total...................................           $    22,315                         5.99%
                                                                     ===========

         The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                       At June 30,
                                 ---------------------------------------------------------------------------------------
                                                   2001                                         2000
                                 -----------------------------------------     -----------------------------------------
                                               Percent of      Weighted                       Percent        Weighted
                                                  Total         Average                       of Total        Average
                                   Amount       Deposits         Rate           Amount        Deposits         Rate
                                ------------ ------------- ---------------     --------      ----------   --------------
                                                               (Dollars in thousands)
Noninterest bearing
checking accounts........       $    8,502           7.08%            0.00%   $    6,474          6.31%             0.00%

Interest bearing checking /
Money Market accounts....           20,597          17.15%            2.38%       16,075         15.65%             1.92%

Savings..................           21,823          18.17%            3.63%       23,032         22.43%             3.83%

Certificates of deposit..           68,909          57.39%            5.79%       56,937         55.45%             5.71%

Accrued interest.........              243           0.20%            0.00%          162          0.16%             0.00%
                                ----------    -----------       ----------    ----------   -----------        ----------

         Totals                 $  120,074         100.00%            4.39%   $  102,680        100.00%             4.34%
                                ----------    ===========       ==========    ----------   ===========        ==========

         The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at June 30, 2001 and the period to maturity.

                                                             Period to Maturity at June 30, 2001
                                           ------------------------------------------------------------------------
                                             Less than            One to           Four to Five
         Interest Rate Range                  One Year          Three years           Years               Total
         -------------------               --------------      -------------   --------------------    ------------
                                                                    (Dollars in thousands)
4.00% to 5.99%                               $   35,152          $    3,754         $       76          $   38,982
6.01% to 7.99%....................               22,181               6,477              1,269              29,927
                                             ----------          ----------         ----------          ----------
              Total...............           $   57,333          $   10,231         $    1,345          $   68,909
                                             ==========          ==========         ==========          ==========

         Borrowings. The Bank historically has not used borrowings as a source of funds. However, the Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Regulation of Federal Savings Banks--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 2001, the maximum amount of FHLB advances available to the Bank was $26.3 million. The Bank had advances of $17.0 million at June 30, 2001 from the FHLB. Interest is payable at rates ranging from 4.30% to 6.87%. Advances of $813,000 are due August 2002, $149,000 are due January 2007, $5.0 million are due September 2010, $7.0 million are due November 2010, and $4.0 million are due January 2011.

Subsidiary Activities

         AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. Additional insurance agencies were purchased in April of 1999, December 1999 and November 2000. AF Insurance Services, Inc. offers these services in a segregated location at the Bank's executive offices, Boone, Sparta, Lenoir, Jefferson, North Wilkesboro and Elkin, North Carolina.

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

Personnel

         As of June 30, 2001, the Company had 98 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

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

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of the association's unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. At June 30, 2001, the Bank's limit on loans to one borrower was approximately $1.6 million. At June 30, 2001, the Bank's largest aggregate amount of loans to one borrower was $1.5 million and is secured by a mix of one- to four-family and multifamily properties. The second largest borrower had an aggregate balance of approximately $1.4 million, secured by an multifamily complex. At June 30, 2001, all of the loans in both of these lending relationships were performing in accordance with their terms.

         QTL Test. HOLA requires a savings institution to meet a Qualified Thrift Lender ("QTL") test. A savings institution may satisfy the QTL test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights and
(c) the value of property used to conduct the association's business. The term "qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At June 30, 2001, the Bank maintained 71.6% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings institution that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter.

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

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2001:

                                                          Capital          Excess
                                          Amount       Requirements        Capital
                                         --------     --------------      ---------
                                                      (In thousands)
Core Capital......................        12,665          6,048            6,617

Risk-based capital................        13,654          8,896            4,758

         A reconciliation between regulatory capital and GAAP capital at June 30, 2001 in the accompanying financial statements is presented below:

                                                                Core          Risk-Based
                                                               Capital         Capital
                                                              ---------     --------------
GAAP capital...........................................       $  12,765     $     12,765

Net unrealized loss on available for
   sale investment securities, net of tax..............            (100)            (100)

Allowance for loan losses included as
   supplementary capital...............................               -            1,022

Equity investment and other assets.....................               -              (33)

Regulatory capital.....................................       $  12,665     $     13,654
                                                              =========     ============

         Limitation on Capital Distributions. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The regulations being replaced, which were effective throughout 1998, established limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash out merger, and other distributions charged against capital. At least 30-days written notice to the OTS was required for a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions were subject to approval by the OTS. An association that had capital in excess of all fully phased in regulatory capital requirements before and after a proposed capital distribution and that was not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by half its "surplus capital ratio" (the excess capital over its fully phased in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action."

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended June 30, 2001 was approximately 14.9%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

         The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association's capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements." At June 30, 2001, the Bank met the criteria for being considered "well-capitalized."

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

         The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual assessment for the payments on the FICO bonds for the fiscal year 2001 was $36,365.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2001, of $1.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         For the fiscal years ended June 30, 2001, 2000 and 1999, dividends from the FHLB of Atlanta to the Bank amounted to $66,000, $46,000 and $45,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

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

                          FEDERAL AND STATE TAXATION

Federal Taxation

         General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Company or Stock Company. The Bank has not been audited by the Internal Revenue Service for the last eight years.

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

State Taxation

         Under North Carolina law, the corporate income tax is 6.9% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of .0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

Item 2.        Properties

         The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Warrensville, Jefferson, Sparta, Wilkesboro, Elkin, Lenoir and Boone, North Carolina. The Company owns the main office, corporate offices, the Lenoir office and the Jefferson Branch. Additionally, the Company entered an agreement with Wal-Mart to lease the banking facilities inside the Super Wal-Mart to open during the fourth calendar quarter of 2001 and to purchase an out parcel on which a full service branch will be completed prior to the end of the 2002 fiscal year. Management believes that the Bank's current and planned facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Holding Company.

                                                                                                        Net Book
                                                                    Date Leased        Lease            Value at
                                                  Leased or Owned   or Acquired   Expiration Date    June 30, 2001
                                                 ----------------- ------------- -----------------  ---------------
                                                                         (Dollars in thousands)
Corporate Offices...........................           Owned        06/15/2000            --          $1,689,234
21 East Ashe Street
West Jefferson, NC 28694

Insurance and Brokerage Offices.............           Owned         06/30/97             --          $ 369,344
206 S. Jefferson Avenue
West Jefferson, NC 28694

AF Bank.....................................           Owned         06/30/63             --          $ 159,705
205 S. Jefferson Avenue
West Jefferson, NC 28694

AF Bank.....................................           Owned         05/18/94             --          $ 490,169
840 E. Main Street
Jefferson, NC 28640

AF Bank.....................................          Leased         08/31/98     08/31/2003*                --
4951 NC Hwy. 88 West
Warrensville, NC 28693

AF Bank.....................................          Leased         01/09/98     12/31/2003*                --
403 South Main Street
Sparta, NC 28675

AF Bank.....................................          Leased         02/26/99     02/26/2003***              --
285 Hwy 105 Ext.
Boone, NC 28607

AF Insurance Services, Inc..................          Leased         09/01/97     08/31/2002****             --
315 Main Street
North Wilkesboro, NC 28659

AF Insurance Services, Inc..................           Owned        07/03/2000            --          $ 101,211
324 Morganton Blvd., SW
Lenoir, NC 28645

AF Insurance Services, Inc..................          Leased         12/01/99     11/30/2002**               --
277 A West Main Street
Elkin, NC 28621

AF Insurance Services, Inc..................          Leased         12/01/00     09/30/2007                 __
400 Shadowline Drive
Boone, NC 28607

* Option to renew for two additional five-year periods.
** Option to renew for an additional three-year period.
*** Option to renew two additional one-year periods.
**** Option to renew for three additional one-year periods.

Item 3.        Legal Proceedings

         At June 30, 2001, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or to which any of its property was subject.

Item 4.        Submission of Matters to a Vote of Security Holder

         Not applicable.

                                    PART II

Item 5.        Market for Common Stock and Related Stockholder Matters

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 2001 Annual Report to Stockholders on page 60, and is incorporated herein by reference.

         Information relating to the payment of dividends by the Registrant appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 2001 Annual Report to Stockholders on page [ ], and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See "Regulation--Limitation on Capital Distributions."

         The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2001 and 2000.

Item 6.        Management's Discussion and Analysis

         Certain of the above-captioned information appears under "Selected Financial and Other Data of the Company" "Management's Discussion and Analysis" and in the Registrant's 2001 Annual Report to Stockholders on pages 1 through 2, and 6 through 19 and is incorporated herein by reference.

Item 7.        Financial Statements
s
         The Financial Statements of AF Bankshares, Inc., together with the report thereon by McGladrey & Pullen, LLP appears in the Registrant's 2001 Annual Report to Stockholders on pages 21 through 57 and are incorporated herein by reference.

                                                                           Page(s) in
                                                                         Annual Report
                                                                         -------------
 .  Independent Auditor's Report.......................................        21
 .  Consolidated Statements of Financial Condition,
     June 30, 2001 and 2000...........................................       22-23
 .  Consolidated Statements of Income
     Years Ended June 30, 2001 and 2000...............................        24
 .  Consolidated Statements of Stockholders' Equity,
     Years Ended June 30, 2001 and 2000...............................        25
 .  Consolidated Statements of Cash Flows,
     Years Ended June 30, 2001 and 2000...............................       27-28
 .  Notes to Consolidated Financial Statements.........................       29-57

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure


         Not applicable.


                                   PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons

         The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2001.

Item 10.       Executive Compensation

         The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2001.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2001.

Item 12.       Certain Relationships and Related Transactions

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2001.

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

                  13.1 2001 Annual Report to Stockholders, is filed herewith.

                  21.1 Subsidiary Information is incorporated herein by reference to "Part I - Subsidiary Activities."

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2001.

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

                                                         AF Bankshares, Inc.
                                                         (Small Business Issuer)

Date:  September 21, 2001               By: /s/ James A. Todd
                                           -------------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                  Date
                                                           ------------------
/s/ James A. Todd                                          September 21, 2001
-----------------------------------------------
James A. Todd
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Melanie Paisley Miller                                 September 21, 2001
-----------------------------------------------
Melanie Paisley Miller
Executive Vice President, Secretary, Treasurer
     and Chief Financial Officer
(Principal Financial Officer)


/s/ Jan R. Caddell                                         September 21, 2001
-----------------------------------------------
Jan R. Caddell - Director


/s/ Kenneth R. Greene                                      September 21, 2001
-----------------------------------------------
Kenneth R. Greene - Director


/s/ Wayne R. Burgess                                       September 21, 2001
-----------------------------------------------
Wayne R. Burgess - Director


/s/ Jimmy D. Reeves                                        September 21, 2001
-----------------------------------------------
Jimmy D. Reeves - Director


/s/ Frank E. Roland                                        September 21, 2001
-----------------------------------------------
Frank E. Roland - Director


/s/ Jerry L. Roten                                         September 21, 2001
-----------------------------------------------
Jerry L. Roten - Director


/s/ John D. Weaver                                         September 21, 2001
-----------------------------------------------
John D. Weaver - Director