Form 10QSB
period 2001-09-30
AF BANKSHARES INC
filed 2001-11-02
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 2001
                                           ------------------
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                            to
                                        --------------------------


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

                               21 East Ashe Street
                      West Jefrferson, North Carolina 28694
                      -------------------------------------
               (Address of principal executive office) (Zip code)

                                 (336)-246-4344
                           (Issuer's telephone number)

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
Yes   U     No
   ---------   ------

As of October 31, 2001 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,378 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes   No    U
                                                  ---  --------


                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----

         Item 1.  Financial Statements
Condensed Consolidated Statements of Financial Condition as of
September 30, 2001 (unaudited) and June 30, 2001                                        1
Condensed Consolidated Statements of Income and Comprehensive Income for
the Three Months ended September 30, 2001 and 2000 (unaudited)                          2
Condensed Consolidated Statements of Cash Flows for the Three Months ended
September 30, 2001 and 2000 (unaudited)                                                 3 - 4

Notes to Condensed Consolidated financial statements                                    5 - 8

Item 2.  Management's Discussion and Analysis                                           9 - 14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     15
         Item 2.  Changes in Securities and Use of Proceeds                             15
         Item 3.  Defaults upon Senior Securities                                       15
         Item 4.  Submission of Matters to a Vote of Security Holders                   15
         Item 5.  Other Information                                                     15
         Item 6.  Exhibits and Reports on Form 8-K                                      15-16
         Signatures                                                                     17


AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2001 AND JUNE 30, 2001


ASSETS
                                                                                    September 30,           June 30,
                                                                                         2001                 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)              Note
Cash and cash equivalents:
   Interest-bearing deposits                                                    $         7,449,218  $          7,809,583
   Noninterest-bearing deposits                                                           6,571,085             4,758,182
Certificates of deposit, at cost                                                             99,000                99,000
Securities held to maturity                                                                 100,000               100,000
Securities available for sale                                                             9,722,360             6,596,052
Federal Home Loan Bank stock                                                              1,049,400             1,049,400
Loans receivable, net                                                                   129,776,712           124,674,509
Real estate owned                                                                           248,323               248,323
Office properties and equipment, net                                                      4,524,095             4,171,804
Accrued interest receivable on loans                                                        955,889               859,840
Accrued interest receivable on investment securities                                         85,398                71,188
Prepaid expenses and other assets                                                         1,097,068               945,079
Deferred income taxes, net                                                                  448,033               485,987
Intangible assets                                                                         1,732,915             1,578,904
                                                                                   ---------------------------------------
                              TOTAL ASSETS                                      $       163,859,496  $        153,447,851
                                                                                   =======================================

LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                             $       125,854,098  $        120,073,932
   Note payable                                                                           1,261,870             1,525,078
   Note payable - ESOP                                                                      181,420               181,420
   Advances from Federal Home Loan Bank                                                  16,948,643            16,961,533
   Accounts payable and other liabilities                                                 1,342,225             1,444,223
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                                  248,969               234,178
                                                                                   ---------------------------------------
                              TOTAL LIABILITIES                                         145,837,225           140,420,364
                                                                                   ---------------------------------------
                                                                                   ---------------------------------------
Guaranteed preferred beneficial interest in junior subordinated debentures                5,000,000                     -
                                                                                   =======================================

Commitments and Contingencies
Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,378 outstanding shares
          at September 30, 2001 and June 30, 2001                                            10,537                10,537
   Additional paid-in capital                                                             4,590,995             4,589,702
   Retained earnings, substantially restricted                                            8,378,655             8,493,919
   Deferred recognition and retention plan                                                  (33,074)              (82,728)
   Accumulated other comprehensive income (loss)                                            159,008                99,907
                                                                                   ---------------------------------------
                                                                                         13,106,121            13,111,337
    Less the cost of 4,300 shares of treasury stock                                         (83,850)              (83,850)
                                                                                   ---------------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                                 13,022,271            13,027,487
                                                                                   ---------------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $       163,859,496  $        153,447,851
                                                                                   =======================================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30,
2001 has been taken from audited financial statements at that date.

                               AF BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank"), which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. The Company has an insurance subsidiary headquartered in West Jefferson, North Carolina, operating as AF Insurance Services, Inc. with branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and Wilkesboro, North Carolina. The Company has a brokerage service subsidiary headquartered in West Jefferson, North Carolina, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties.

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

At the Bank's annual meeting held on December 8, 1997, the shareholders of Ashe Federal Bank approved the Ashe Federal Bank 1997 Stock Option Plan; the Ashe Federal Bank 1997 Recognition and Retention Plan; a change in the Bank's federal stock charter, changing the corporate name to AF Bank; and approved a plan of reorganization providing for the establishment of AF Bankshares, Inc., as a federally chartered stock holding company and parent of the Bank. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company as the Company became a majority owned subsidiary of AsheCo, MHC.

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to traditional `banking only' services would impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., that currently conducts brokerage services from offices in West Jefferson and Jefferson, and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer.

Management continues to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, which would enhance the Company's long term value and earnings potential.

On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina, adding insurance products to the banking services offered by the Company in Watauga County. On October 1, 2001, the Company purchased the assets of an insurance agency in Sparta, North Carolina. Management believes that penetration into new (especially contiguous) markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and at the same time adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, a definitive agreement has been executed to allow AF Bank to be the only financial institution located inside the new Wal-Mart under construction in West Jefferson, North Carolina. The in-store branch will open on October 24, 2001. Also, plans call for the Bank to build a freestanding, full-service branch adjacent to Wal-Mart. Thus, customers will enjoy the convenience of banking where they shop - - as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM), drive-through lanes, and a commercial depository. The Company continues to seek opportunities to increase the market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. In the same year, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2001, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2002.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2001 financial statements, which are included by reference in the Company's Form 10-KSB for the year ended June 30, 2001.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three month period ended September 30, 2001 are based on weighted averages of 1,034,687, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the first quarter of fiscal year ending June 2002, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

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

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $16,948,643 and $16,961,533 at September 30, 2001 and June 30, 2001 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at September 30, 2001 is payable at rates ranging from 5.02% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $800,000 are due August 2002, $148,643 is due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010 and $4.0 million is due January 2011.

The Company had Notes Payable outstanding of $1,261,870 and $1,525,078 at September 30, 2001 and June 30, 2001 respectively. Interest at September 30, 2001 is payable at rates ranging from 5.50% to 8.00% with maturities between 4 and 10 years.

NOTE 6.  CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company. The Company has contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $193,233 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

The Capital Securities accrue and pay distributions semi-annually on January 25th and July 25th of each year, commencing on January 25, 2002 at a fixed annual rate of 10.25% of the stated liquidation amount of $1,000 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the Capital Securities.

The Capital Securities are mandatorily redeemable upon the maturing of the Subordinated Debentures on July 25, 2031 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Subordinated Debentures, in whole or in part, on any January 25th or July 25th on or after July 25, 2006 at the liquidation amount, plus any accrued but unpaid interest to the redemption date.

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

As noted in Note 1 of the Notes To Condensed Consolidated Financial Statements, management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Preparing the Company to compete on a competitively superior basis in all these categories has had a damping impact on short-term earnings.

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

There are a number of significantly positive factors and recent events, which reflect the Company's progress toward its long-term goals in the just ended quarter:

o        An increase in net loans of $5.1 million or 4.1%;

o        Asset growth of $10.4 million or 6.8%; and

o An increase of $135,989 or 24.8% in noninterest income, as compared to the corresponding three month period ended September 30, 2000, reflecting the Company's continuing emphasis in the areas of insurance and securities services.

One recent development was the execution of an exclusive agreement to allow AF Bank to be the sole financial institution located inside the new Wal-Mart in West Jefferson, scheduled to open during the second quarter of this current fiscal year. That office, as well as a full-service AF Bank branch planned adjacent to the Wal-mart property, will offer local individuals, families, and businesses enhanced access and convenience unparalleled by other financial services providers in Ashe County.

Management believes that growth in the Bank is necessary to support the level of services that is expected by the customer base. The plan for the bank includes asset growth over a three-year period ending June 30, 2005 of just over $100 million or approximately 65.1%. Prudent capital planning and regulatory requirements stipulate that minimum levels of capital must be maintained. A part of the aforementioned plan required acquisition of capital beyond that created from earnings. Management reviewed the options and determined that participating in a trust preferred issuance was the most efficient and economical means of generating additional capital. In addition, this strategy does not dilute the current stockholders' holdings in the Company.

Management is optimistic about the future of the Company. Although the Company experienced a slight loss in the first quarter, management and the board of directors continue to be pleased with the progess of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan.



COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND JUNE 30, 2001:

Total assets increased by $10.4 million, or 6.8%, to $163.9 million at September 30, 2001 from $153.4 million at June 30, 2001. The increase in assets was the result of both an increase of $5.1 million, or 4.1%, in loans receivable, net, from June 30, 2001 to September 30, 2001 and an increase of $3.1 million or 47.4%, in securities available for sale from June 30, 2001 to September 30, 2001. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Increases in net loans outstanding and securities available for sale were primarily funded by an increase of $5.8 million in deposits and the $5.0 million received as a result of issuing subordinated debt during the three month period ended September 30, 2001, in order to provide additional capital for the Company and its banking subsidiary.

The Company's investment in net intangible assets increased $154,011 from $1.6 million at June 30, 2001 to $1.7 million at September 30, 2001. This increase was due to the purchase of an insurance agency in Sparta, North Carolina. The Company's net investment in property and equipment increased $352,291, or 7.8%, to $4.5 million at September 30, 2001, and was primarily a result of costs associated with the new bank branch location scheduled to open during the second quarter of the current fiscal year.

The Bank's deposits increased by $5.8 million, or 4.8%, from $120.1 million at June 30, 2001 to $125.9 million at September 30, 2001. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the three-month period ending September 30, 2001, the Bank's savings and transaction accounts increased $4.5 million for a net gain of 124 new accounts, while the Bank's certificates of deposits increased $1.3 million. Management intends to continue its marketing efforts and to offer new products to increase the lower cost core deposits. The increase in deposit accounts helped fund the $5.1 million growth in net loans.

At September 30, 2001, retained earnings had decreased $115,264, or 1.4%, to $8.4 million as a result of a net loss of $57,943, a decrease for the fair market value for ESOP stock in the amount of $5,532 and a reduction for dividends of $51,790. Deferred recognition and retention plan ("RRP") decreased by $49,653 as a result of recognizing the vesture of additional RRP shares. At September 30, 2001, the Bank's regulatory capital amounted to $15.9 million compared to $12.7 million at June 30, 2001, which was in excess of regulatory capital requirements at such date. The increase in regulatory capital reflects a $3.0 million capital contribution by the Company to the Bank. This capital contribution was funded by the proceeds from the sale of the capital securities.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $659,000 at September 30, 2001 compared to $479,000 at June 30, 2001. The Bank recognized net charge offs of approximately $101,000 during the three-month period ended September 30, 2001 compared to net charge offs of $13,900 for the comparable period ended September 30, 2000. This relatively higher level of net charge offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $152,900 provision for loan loss allowance was made during the three-month period ended September 30, 2001. Although other causative factors were involved in producing the net earnings loss for the quarter, without the noted (and in management's opinion, prudent) provision for loan loss allowance, net earnings for the period would have been positive.

Similar loan loss provisions in future periods are uncertain; however, management expects to have a similar level of provision expense for the second quarter. Beyond that period, management has no specific need for future provision at a comparable level; however, in a volatile environment, additional allowances for losses cannot be discounted.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

GENERAL. The Company had a net loss for the three-month period ended September 30, 2001 of $57,943 and net income of $173,226 during the same period in 2000. Changes in net income during the comparable three-month period were attributable to an increase in interest expense due to an increase in savings deposits and interest paid on the capital securities that the Company issued during the quarter in order to provide additional capital for the Company and its banking subsidiary, increased compensation expense due to the addition of employees added primarily by the acquisition of the Boone insurance agency and staffing for the Wal-Mart in-store branch and an increase in the provision for loan losses Management believes that these initial costs of expansion will better position the Company for the future. The increased expenses were partially offset by an increase in interest income on loans due to the volume of the institution's loan portfolio and the increase in noninterest income due to increased commission income from the insurance subsidiary. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $225,872 or 8.3% from $2,737,371 for the three-month period ended September 30, 2000 to $2,963,243 for the three-month period ended September 30, 2001. Interest income from loans increased $192,128 or 7.5% from $2,554,392 for the three months ended September 30, 2000 to $2,746,520 for the three months ended September 30, 2001. This increase was attributable to a change in the volume, rate and mix of net loans receivable.

INTEREST EXPENSE. Interest expense increased by $221,056 or 15.6% to $1,639,738 for the three-month period ended September 30, 2001 from $1,418,682 for the three months ended September 30, 2000. The increase is the result of both the issuance of Capital Securities, and the $5.8 million increase in savings deposits for the three-month period ended September 30, 2001, both of which were used to fund loan demand and to fund the increase in securities available for sale.

NET INTEREST INCOME. Net interest income increased by $4,816 or 0.4% from $1,318,689 for the three-month period ended September 30, 2000 to $1,323,505 for the three-month period ended September 30, 2001. The increase is a result of increased average outstanding balances in net loans receivable, partially offset by an increase in the volume of savings deposits and the issuance of the Capital Securities. Interest income from loans increased at the rate of 7.5% for the three-month period ended September 30, 2001, compared to an increase of 9.2% in interest expense for the same period. The Federal Reserve Open Market Committee reduced certain rates that it controls that resulted in a reduction in the prime rate of interest by 4.0% during the twelve months ending September 30, 2001. The Bank had average loan balances outstanding during the quarter of $129.5 million that declined in yield during the period, resulting in a lower percentage increase in interest income in the most recent period.


PROVISION FOR LOAN LOSSES. Management made additional provision in the amount of $152,900 to the allowance for loan losses during the three-month period ended September 30, 2001, compared to a $59,000 provision for loan losses made during the three-month period ended September 30, 2000. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three-month period ended

September 30, 2001 based upon an analysis of the quality of its loan portfolio. The Bank's level of non-performing loans increased in relation to prior periods and total loans outstanding during the three-month period ended September 30, 2001 and due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At September 30, 2001, the Bank's level of general valuation allowances for loan losses amounted to $1.1 million which management believes is adequate to absorb any existing losses in its loan portfolio.


NON-INTEREST INCOME. Non-interest income increased by $135,989, or 24.8%, from $548,333 for the three-month period ended September 30, 2000 to $684,322 for the three months ended September 30, 2001. The increase was primarily attributable to increased revenues generated from insurance sales during the three months ended September 30, 2001. The increased revenue generated for insurance sales and income generated form the brokerage subsidiary is due to widening market penetration and is expected continue to produce new growth in non-interest income.

 NON-INTEREST EXPENSE. Non-interest expense increased by $427,217 or 28.1% from $1,522,934 for the three months ended September 30, 2000 to $1,950,151 for the three months ended September 30, 2001. Increases in non-interest expense for the three-month periods ended September 30, 2001 are primarily attributable to an increase in compensation costs and in occupancy expenses associated with the acquisition of the Boone insurance agency and increased staffing for the Wal-Mart in-store branch. Compensation costs increased by $282,578 or 30.9% for the three-month period ended September 30, 2001. Occupancy costs increased by $45,083, or 24.3%, for the three-month period ended September 30, 2001 primarily due to the costs associated with the new insurance offices.

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

As of September 30, 2001, cash and cash equivalents, a significant source of liquidity, totaled $14.0 million. The Company's capital position and liquidity are in excellent shape, by any objective benchmark or comparison.


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

Although the Company's asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the residual effect of reducing the Company's historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs; which happened to be exactly the case for the three-month period ended September 30, 2001. Certificates of deposit represent the most interest sensitive funding products and typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

The most recent quarterly results notwithstanding, management believes the Company's asset/liability management program continues to function as a useful financial management tool; adequately providing for the safe, sound, and prudent management of the Company's exposure to changes in interest rates.


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

3.1.1 Federal Stock Charter of the Company (Incorporated by reference to Exhibit
      3.1 of the Form 8-A).

3.1.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1  Common Stock Certificate of the Company (Incorporated by reference to
     Exhibit 4.3 of the Form 8-A).

10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (incorporated by reference to the 10-KSB for the year ended June 30,1998).*

10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

10.4 Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).*

(b)  Reports on Form 8-K

           On August 7, 2001, the Company filed a current report on Form 8-K announcing a change in its independent accountants. This report was amended on August 16, 2001 and October 4, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AF BANKSHARES, INC.


Dated November 2, 2001                By: /s/ James A. Todd
      ---------------------------        -------------------------------------
                                      James A. Todd
                                      President and Chief Executive Officer



Dated November 2, 2001                By: /s/ Melanie Paisley Miller
      ---------------------------        -------------------------------------
                                      Melanie Paisley Miller
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer