Form 10QSB/A
period 2001-09-30
AF BANKSHARES INC
filed 2001-11-07
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A

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

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended September 30, 2001 and 2000

                                                                Three Months Ended
                                                                   September 30,
-------------------------------------------------------------------------------------------
                                                              2001                2000
-------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                   $ 2,746,520         $ 2,554,392
  Investment securities                                       140,840             151,834
  Interest-bearing deposits                                    75,883              31,145
                                                           ------------------------------
       TOTAL INTEREST INCOME                                2,963,243           2,737,371
                                                           ------------------------------

Interest expense:
  Deposits                                                  1,272,505           1,165,682
  Federal Home Loan Bank advances                             233,940             243,375
  Notes payable                                                19,840               9,625
  Capital Securities                                          113,453                   -
                                                           ------------------------------
                                                            1,639,738           1,418,682
                                                           ------------------------------
       NET INTEREST INCOME                                  1,323,505           1,318,689
Provision for loan losses                                     152,900              59,000
                                                           ------------------------------
       NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                         1,170,605           1,259,689
                                                           ------------------------------
Noninterest income:
  Insurance commissions                                       494,532             339,051
  Other                                                       189,790             209,282
                                                           ------------------------------
                                                              684,322             548,333
                                                           ------------------------------
Noninterest expense:
  Compensation and employee benefits                        1,198,424             915,846
  Occupancy and Equipment                                     230,856             185,773
  Deposit insurance premiums                                    5,655               5,220
  Computer processing charges                                 111,928              79,659
  Amortization                                                 35,989              26,073
  Other                                                       367,299             310,363
                                                           ------------------------------
                                                            1,950,151           1,522,934
                                                           ------------------------------
       INCOME (LOSS) BEFORE INCOME TAXES                      (95,224)            285,088
  Income taxes                                                (37,281)            111,862
                                                           ------------------------------
       NET INCOME (LOSS)                                      (57,943)            173,226
                                                           ------------------------------
  Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on securities, net of tax           59,100              41,441
                                                           ----------          ----------
       COMPREHENSIVE INCOME (LOSS)                        $     1,157         $   214,667
                                                           ===========         ==========
                                                           ===========         ==========
  Basic Earnings per share of common stock (Note 3)       $     (0.06)        $      0.17
                                                           ===========         ==========
                                                           ===========         ==========
  Diluted Earnings per share of common stock (Note 3)     $     (0.06)        $      0.17
                                                           ===========         ==========
                                                           ===========         ==========
  Cash dividends per share                                $      0.05         $      0.05
                                                           ===========         ==========
                                                           ===========         ==========

    See Notes to Condensed Consolidated Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                         Three Months Ended
                                                                       2001               2000
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                $   (57,943)      $   173,226
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for loan losses and REO                                 152,900            59,000
     Provision for depreciation                                        146,928           137,209
     Loss on disposition of office properties and equipment                  -                 -
     Amortization of goodwill and non-compete covenants                 35,989            26,072
     Change in operating assets and liabilities:
         Accrued interest receivable                                  (110,259)         (158,284)
         Accrued interest payable                                     (134,023)           13,790
         Prepaid and other assets                                     (151,988)            8,895
         Accounts payable and other liabilities                       (101,997)       (1,054,736)
         Other                                                          44,687            41,831
                                                                   -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   (175,706)         (752,997)
                                                                   -----------       -----------
Cash Flows from Investing Activities
  Increase in Federal Home Loan Bank stock                                   -          (124,400)
  Purchases of securities available for sale                        (3,650,000)                -
  Proceeds from securities available for sale                          636,267           158,267
  Net originations of loans receivable                              (5,255,103)       (7,389,967)
  Purchases of office properties and equipment                        (499,219)         (335,939)
  Purchase of goodwill and noncompete agreements                      (190,000)                -
  Proceeds from foreclosed real estate                                       -            47,500
                                                                   -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                     (8,958,055)       (7,644,539)
                                                                   -----------       -----------
Cash Flows from Financing Activities
  Net increase in savings deposits                                   5,914,187         5,993,256
  FHLB Advances                                                        (12,890)        2,487,143
  Notes Payable                                                       (263,208)                -
  Proceeds from capital securities                                   5,000,000                 -
  Dividends paid                                                       (51,790)          (51,883)
                                                                   -----------       -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                 10,586,299         8,428,516
                                                                   -----------       -----------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,452,538            30,980
Cash and cash equivalents:
  Beginning                                                         12,567,765         7,422,852
                                                                   -----------       -----------
  Ending                                                           $14,020,303       $ 7,453,832
                                                                   ===========       ===========

                                       3

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                               2001              2000
-----------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                          $  7,449,218       $   508,813
       Noninterest-bearing                                   6,571,085         6,945,019
                                                          $ 14,020,303       $ 7,453,832
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                           $  1,406,528       $ 1,395,267
                                                           ==============================
                                                           ==============================
       Income taxes                                       $     61,000       $     7,273
                                                           ==============================

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


Dated November 5, 2001                By: /s/ James A. Todd
      ---------------------------        -------------------------------------
                                      James A. Todd
                                      President and Chief Executive Officer



Dated November 5, 2001                By: /s/ Melanie Paisley Miller
      ---------------------------        -------------------------------------
                                      Melanie Paisley Miller
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer