Form 10QSB
period 2001-12-31
AF BANKSHARES INC
filed 2002-02-14
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2001
                                     -----------------
                                             Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                              to
                                    -----------------------------

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

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes  U     No
              ----      ----

As of January 31, 2001 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,378 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes        No  U
                                                  ----      -----

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----

         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
December 31, 2001 (unaudited) and June 30, 2001                            1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three and Six Months ended December 31, 2001 and 2000 (unaudited)      2

Condensed Consolidated Statements of Cash Flows for the Six Months ended
December 31, 2001 and 2000 (unaudited)                                     3-4

Notes to Condensed Consolidated financial statements                       5-8

   Item 2.  Management's Discussion and Analysis                           9-15

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                              16
   Item 2.  Changes in Securities and Use of Proceeds                      16
   Item 3.  Defaults upon Senior Securities                                16
   Item 4.  Submission of Matters to a Vote of Security Holders            16-17
   Item 5.  Other Information                                              17
   Item 6.  Exhibits and Reports on Form 8-K                               17
   Signatures                                                              18

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND JUNE 30, 2001


ASSETS
                                                                    December 31,      June 30,
                                                                        2001            2001
                                                                    (Unaudited)         Note
------------------------------------------------------------------------------------------------
Cash and cash equivalents:
  Interest-bearing deposits                                     $  7,443,192       $  7,809,583
  Noninterest-bearing deposits                                     7,524,641          4,758,182
Certificates of deposit, at cost                                      99,000             99,000
Securities held to maturity                                          100,000            100,000
Securities available for sale                                      8,792,529          6,596,052
Federal Home Loan Bank stock                                       1,049,400          1,049,400
Loans receivable, net                                            132,318,680        124,674,509
Real estate owned                                                    150,000            248,323
Office properties and equipment, net                               4,962,892          4,171,804
Accrued interest receivable on loans                                 819,404            859,840
Accrued interest receivable on investment securities                 110,250             71,188
Prepaid expenses and other assets                                  1,064,366            945,079
Deferred income taxes, net                                           531,340            485,987
Intangible assets                                                  1,693,758          1,578,904
                                                                -------------------------------
           TOTAL ASSETS                                         $166,659,452       $153,447,851
                                                                ===============================
LIABILITIES AND EQUITY
Liabilities:
  Savings deposits                                              $129,051,358       $120,073,932
  Note payable                                                     1,396,879          1,525,078
  Note payable - ESOP                                                181,420            181,420
  Advances from Federal Home Loan Bank                            16,935,746         16,961,533
  Accounts payable and other liabilities                           1,037,865          1,444,223
  Redeemable common stock held by the ESOP, net of
     unearned ESOP shares                                            359,809            234,178
                                                                -------------------------------
           TOTAL LIABILITIES                                     148,963,077        140,420,364
                                                                -------------------------------
                                                                -------------------------------
Guaranteed preferred beneficial interest in junior
subordinated debentures                                            5,000,000               -
                                                                -------------------------------

Commitments and Contingencies
Stockholders' Equity:
  Commonstock, par value $.01 per share; authorized 5,000,000 shares; 1,053,678 issued and 1,049,378 outstanding
    shares at December 31, 2001 and June 30, 2001                     10,537             10,537
  Additional paid-in capital                                       4,594,834          4,589,702
  Retained earnings, substantially restricted                      8,145,540          8,493,919
  Deferred recognition and retention plan                                  -            (82,728)
  Accumulated other comprehensive income (loss)                       29,314             99,907
                                                                -------------------------------
                                                                  12,780,225         13,111,337
   Less the cost of 4,300 shares of treasury stock                   (83,850)           (83,850)
                                                                -------------------------------
           TOTAL STOCKHOLDERS' EQUITY                             12,696,375         13,027,487
                                                                -------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $166,659,452       $153,447,851
                                                                ===============================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2001 has been taken from audited financial statements at that date.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Three and Six Months Ended December 31, 2001 and 2000

                                                               Three Months Ended        Six Months Ended
                                                                  December 31,             December 31,
--------------------------------------------------------------------------------------------------------------
                                                                2001        2000         2001         2000
--------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                     $2,661,260   $2,758,817   $5,407,780   $5,313,209
  Investment securities                                        151,632      155,118      292,472      306,952
  Interest-bearing deposits                                     48,978       52,822      124,861       83,967
                                                             ----------------------   -----------------------
       TOTAL INTEREST INCOME                                 2,861,870    2,966,757    5,825,113    5,704,128
                                                             ----------------------   -----------------------

Interest expense:
  Deposits                                                   1,122,661    1,309,249    2,395,166    2,474,931
  Federal Home Loan Bank advances                              233,563      283,193      467,503      526,568
  Notes payable                                                 18,287       18,828       38,127       28,453
  Capital Securities                                           127,996            -      241,449            -
                                                             ----------------------   -----------------------
                                                             1,502,507    1,611,270    3,142,245    3,029,952
                                                             ----------------------   -----------------------
       NET INTEREST INCOME                                   1,359,363    1,355,487    2,682,868    2,674,176
Provision for loan losses                                      136,000       20,000      288,900       79,000
                                                             ----------------------   -----------------------
       NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                           1,223,363    1,335,487    2,393,968    2,595,176
                                                             ----------------------   -----------------------
Noninterest income:
  Insurance commissions                                        496,664      362,611      991,196      701,662
  Gain on sale of investments available for sale               138,997            -      138,997            -
  Other                                                        224,920      176,132      414,710      385,414
                                                             ----------------------   -----------------------
                                                               860,581      538,743    1,544,903    1,087,076
                                                             ----------------------   -----------------------
Noninterest expense:
  Compensation and employee benefits                         1,352,344      952,930    2,550,768    1,868,776
  Occupancy and Equipment                                      248,935      227,051      479,791      412,824
  Deposit insurance premiums                                     5,414        5,094       11,069       10,314
  Computer processing charges                                  124,911       77,363      236,839      157,022
  Amortization                                                  39,156       29,378       75,145       55,451
  Other                                                        443,849      396,639      811,148      707,002
                                                             ----------------------   -----------------------
                                                             2,214,609    1,688,455    4,164,760    3,211,389
                                                             ----------------------   -----------------------
       INCOME (LOSS) BEFORE INCOME TAXES                      (130,665)     185,775     (225,889)     470,863
  Income taxes                                                 (50,953)      69,944      (88,234)     181,806
                                                             ----------------------   -----------------------
       NET INCOME (LOSS)                                       (79,712)     115,831     (137,655)     289,057
                                                             ----------------------   -----------------------
  Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities, net of tax           (129,694)     118,075      (70,593)     159,516
    Less:  reclassification adjustment for gains included
    in net income, net of tax                                   95,908            -       95,908            -
                                                             ----------  ----------   -----------  ----------
       COMPREHENSIVE INCOME (LOSS)                          $ (305,314)  $  233,906   $ (304,156)  $  448,573
                                                             ==========  ==========   ===========  ==========

  Basic Earnings per share of common stock (Note 3)         $    (0.08)  $     0.11   $    (0.13)  $     0.28
                                                             ==========  ==========   ===========  ==========
  Diluted Earnings per share of common stock (Note 3)       $    (0.08)  $     0.11   $    (0.13)  $     0.28
                                                             ==========  ==========   ===========  ==========
  Cash dividends per share                                  $     0.05   $     0.05   $     0.10   $     0.10
                                                             ==========  ==========   ===========  ==========

See Notes to Condensed Consolidated Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                                                            Six Months Ended
                                                                          2001             2000
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                                $    (137,655)     $    289,057
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Provision for loan losses and REO                                    288,900            79,000
    Provision for depreciation                                           296,248           284,657
    Loss on disposition of office properties and equipment                     -             7,838
    Amortization of goodwill and non-compete covenants                    75,146            55,451
    Change in operating assets and liabilities:
      Accrued interest receivable                                          1,374          (361,076)
      Accrued interest payable                                           (45,198)           57,259
      Prepaid and other assets                                          (119,286)          (12,178)
      Accounts payable and other liabilities                            (406,358)         (493,952)
      Other                                                              154,483           115,990
                                                                   -------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                    107,654            22,046
                                                                   -------------------------------
Cash Flows from Investing Activities
    Proceeds from certificates of deposit                                     -                -
    Increase in Federal Home Loan Bank stock                                  -           (223,700)
    Purchases of securities available for sale                        (4,653,681)              -
    Proceeds from securities available for sale                        2,391,477         1,088,169
    Net originations of loans receivable                              (7,933,071)      (13,088,568)
    Purchases of office properties and equipment                      (1,087,337)         (411,332)
    Purchase of goodwill and noncompete agreements                      (190,000)         (595,000)
    Proceeds from foreclosed real estate                                      -             47,500
                                                                   -------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                    (11,472,612)      (13,182,931)
                                                                   -------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                   9,022,624        14,628,599
    FHLB Advances                                                        (25,787)        1,474,279
    Notes Payable                                                       (128,199)          583,301
    Proceeds from capital securities                                   5,000,000               -
    Dividends paid                                                      (103,612)         (103,719)
                                                                   -------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                 13,765,026        16,582,460
                                                                   -------------------------------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,400,068         3,421,575
Cash and cash equivalents:
    Beginning                                                         12,567,765         7,422,852
                                                                   -------------------------------
    Ending                                                         $  14,967,833      $ 10,844,427
                                                                   ===============================

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) SIX
MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                        2001              2000
--------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
  Cash:
    Interest-bearing deposits                                      $   7,443,192      $    385,697
    Noninterest-bearing                                                7,524,641        11,085,544
                                                                    ------------------------------
                                                                   $  14,967,833      $ 11,471,241
                                                                    ==============================
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                       $   2,823,778      $  2,198,951
                                                                    ------------------------------
    Income taxes                                                   $     133,672      $     87,769
                                                                    ==============================

See Notes to Condensed Consolidated Financial Statements.

                               AF BANKSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.NATURE OF BUSINESS

AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank"), which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. The Company has an insurance subsidiary headquartered in West Jefferson, North Carolina, operating as AF Insurance Services, Inc. with branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and Wilkesboro, North Carolina. The Company has a brokerage service subsidiary headquartered in West Jefferson, North Carolina, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties; as well as Union County, North Carolina, through a third party arrangement with a bank in Monroe, North Carolina.

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

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to traditional `banking only' services would impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., that currently conducts brokerage services from office in West Jefferson, and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. During the current fiscal year, AF Brokerage entered into a service contract with a non-affiliated community bank in Monroe, North Carolina, to provide investment services to the bank's customers through a dual employee arrangement. This move signals the first step in the brokerage firm's intent to enter and expand its business into the arena of third party providers for non-competitive client financial institutions in North Carolina. Management continues to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, which would enhance the Company's long term value and earnings potential.

On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina, adding insurance products to the banking services offered by the Company in Watauga County. On October 1, 2001, the Company purchased the assets of an insurance agency in Sparta, North Carolina. Management believes that penetration into new (especially contiguous) markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and at the same time adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001 AF Bank opened the only financial institution outlet located inside the new Wal-Mart in West Jefferson, North Carolina. Also, plans call for the Bank to build a freestanding, full-service branch adjacent to Wal-Mart. Thus, customers will enjoy the convenience of banking where they shop as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM), drive-through lanes, and a commercial depository. The Company continues to seek opportunities to increase the market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. In the same year, the Company issued 2,000 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2001, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2002.

The accounting poliices follwed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2001 financial statements, which are included by reference in the Company's Form 10-KSB for the year ended June 30, 2001.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and six month period ended December 31, 2001 are based on weighted averages of 1,036,785, and 1,035,128, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the third quarter of fiscal year ending June 2001, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4.   INCENTIVE PLAN

On August 19, 1997 the Bank's board of directors approved the AF Bank 1997 Recognition and Retention Plan (RRP), established a Recognition and Retention Plan Trust to be used to hold awards to be made under the RRP and agreed to issue an additional 53,678 shares of the Company's stock to be issued as the shares are vested by the eligible participants in the plan. On the same date, the Company's board of directors approved the AF Bank 1997 Stock Option Plan (Option Plan) and approved the allocation of 21,322 authorized but unissued shares of AF Bankshares, Inc. Common Stock to be reserved for issuance upon exercise of options granted under the Option Plan. Both the RRP and the Option Plan were approved by the minority shareholders of AF Bank at the December 8, 1997 annual meeting. The terms of the RRP provided that the eligible participants are vested at the rate of 20% annually beginning at the date of grant. The Company adopted the RRP and the Option Plan on the effective date of the reorganization into a two-tier mutual holding company. At December 31, 2001 all rights under the RRP were vested and transferred to the participants and no additional plan was anticipated at that date.

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $16,935,746 and $16,961,533 at December 31, 2001 and June 30, 2001 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at December 31, 2001 is payable at rates ranging from 5.02% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $787,500 are due August 2002, $148,246 is due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010 and $4.0 million is due January 2011.

The Company had Notes Payable outstanding of $1,396,879 and $1,525,078 at December 31, 2001 and June 30, 2001 respectively. Interest at December 31, 2001 is payable at rates ranging from 1.74% to 8.00% with maturities between 1 month and 10 years.

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

It is management's view that the Company's success in the 21st Century will depend in large part upon its ability to compete far beyond the narrow boundaries imposed upon banking during the most of the 20th Century. In fact, the transition from "banking" to "financial services provider" impacted every major competitor of the Company. The Gramm-Leach-Bliley Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

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

Management has long recognized the dramatically changing dynamics of the delivery system for financial services in this country. Both individuals and businesses now look to a broadening array of sources for needed (or wanted) financial products. Individuals and families are opening FDIC insured savings accounts at brokerage houses; they are purchasing mutual funds and annuities through offices of banking organizations; and they are utilizing the services of non-bank financial planners to plan their retirements. Companies are increasingly taking their cash management function to independent brokers or insurance company representatives; they are investing idle cash through discount brokerages on the internet; and they are establishing letters and lines of credit with investment bankers, indirect credit companies and others.

The Company now has a foundation to successfully compete in its established markets. In all

AF Bank markets, the Company now has the capability to deliver comprehensive insurance services through its insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. The challenge facing management is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer AF customers, clients, and prospects these services. It is a challenge management is working hard to meet. In coming years, management believes the Company's established foundation and emerging platform will drive the Company's long-term viability as a competitively superior financial service provider in all markets.

There are a number of significantly positive factors and recent events, which reflect the Company's progress toward its long-term goals in the six months ended December 31, 2001:

     o    An increase in net loans of $7.6 million or 6.1%;

     o    Asset growth of $13.2 million or 8.6%; and

     o An increase of $457,827 or 42.1% in noninterest income, as compared to the corresponding six month period ended December 31, 2000, reflecting the Company's continuing emphasis in the areas of insurance and securities services.

One recent development was the opening of a new bank branch office during the second quarter of the current fiscal year allowing AF Bank to be the sole financial institution located inside the new Wal-Mart in West Jefferson. That office, as well as a full-service AF Bank branch under construction adjacent to the Wal-Mart property, offers local individuals, families, and businesses enhanced access and convenience unparalleled by other financial services providers in Ashe County.

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

Management is optimistic about the future of the Company. Although the Company experienced a slight loss in the three and six month period ended December 31, 2001, management and the board of directors continue to be pleased with the progess of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan.



COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND JUNE 30, 2001:

Total assets increased by $13.2 million, or 8.6%, to $166.7 million at December 31, 2001 from $153.4 million at June 30, 2001. The increase in assets was primarily the result of an increase of $7.6 million, or 6.1%, in loans receivable, net, from June 30, 2001 to December 31, 2001, an increase of $2.4 million or 19.1% in cash and cash equivalents and an increase of $2.2 million or 33.3%, in securities available for sale from June 30, 2001 to December 31, 2001. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Increases in net loans outstanding, cash and cash equivalents and securities available for sale were primarily funded by an increase of $9.0 million in deposits and the $5.0 million received as a result of issuing subordinated debt during the six month period ended December 31, 2001, in order to provide additional capital for the Company and its banking subsidiary.

The Company's investment in net intangible assets increased $114,854 from $1.6 million at June 30, 2001 to $1.7 million at December 31, 2001. This increase was due to the purchase of an insurance agency in Sparta, North Carolina during the first quarter of the current fiscal year. The Company's net investment in property and equipment increased $791,088, or 19.0%, to $5.0 million at December 31, 2001, and was primarily a result of costs associated with the new bank branch location inside the Wal-Mart store and the new bank branch location scheduled to open during the fourth quarter of the current fiscal year.

The Bank's deposits increased by $9.0 million, or 7.5%, from $120.1 million at June 30, 2001 to $129.1 million at December 31, 2001. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the six-month period ending December 31, 2001, the Bank's savings and transaction accounts increased $11.0 million for a net gain of 157 new accounts. This increase was partially offset by a decrease of $2.0 million in the Bank's certificates of deposits. Management intends to continue its marketing efforts and to offer new products to increase the lower cost core deposits. The increase in deposit accounts helped fund the $7.6 million growth in net loans.

At December 31, 2001, retained earnings had decreased $348,379, or 4.1%, to $8.1 million as a result of a net loss of $137,655, a decrease for the fair market value for ESOP stock in the amount of $107,112 and a reduction for dividends of $103,612. Deferred recognition and retention plan ("RRP") decreased by $82,728 as a result of recognizing the vesture of the remaining RRP shares. At December 31, 2001, the Bank's regulatory capital amounted to $16.0 million compared to $12.7 million at June 30, 2001, which was in excess of regulatory capital requirements at such date. The increase in regulatory capital reflects a $3.0 million capital contribution by the Company to the Bank. This capital contribution was funded by the proceeds from the sale of the Capital Securities.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $928,253 at December 31, 2001 compared to $479,000 at June 30, 2001. The Bank recognized net charge offs of approximately $210,300 during the six-month period ended December 31, 2001 compared to net charge offs of $20,600 for the comparable period ended December 31, 2000. This relatively higher level of net charge offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $288,900 provision for loan loss allowance was made during the six-month period ended December 31, 2001.

Similar loan loss provisions in future periods are uncertain; however, management expects to have a similar level of provision expense for the third quarter. Beyond that period, management anticipates no specific need for future provision at levels comparable to the provisions made during the six months ended December 31, 2001; however, in a volatile environment, additional allowances for losses are possible.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000:

The Company had a net loss for the three and six month period ended December 31, 2001 of $79,712 and $137,655, respectively, compared to net income of 115,831 and 289,057 during the same periods in 2000. Changes in net income during the comparable three and six month periods were attributable to: increased compensation expense due to the addition of employees (added primarily by the acquisition of the Sparta insurance agency); staffing for the Wal-Mart in-store branch; and the previously mentioned increase in the provision for loan losses. The increased expenses were partially offset by an increase in noninterest income due to increased commission income from the insurance subsidiary and the gain on sale of investments available for sale. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income decreased by $104,887 or 3.5% from $2,966,757 for the three-month period ended December 31, 2000 to $2,861,870 for the three-month period ended December 31, 2001. Interest income increased by $120,985 or 2.1% from $5,704,128 for the six-month period ended December 31, 2000 to $5,825,113 for the six-month period ended December 31, 2001. Interest income from loans decreased $97,557 or 3.5% from $2,758,817 for the three months ended December 31, 2000 to $2,661,260 for the three months ended December 31, 2001. Interest income from loans increased $94,571 or 1.8% from $5,313,209 for the six-month period ended December 31, 2000 to $5,407,780 for the six-month period ended December 31, 2001. The decrease in interest income was due primarily to the reduction in interest rates during the periods. During the six months ended December 31, 2001, the Federal Reserve Open Market Committee (FOMC) reduced certain rates that it controls, resulting in a reduction in the prime rate of interest by 2% during the period. Although the decrease in interest income due to declines in interest rates was offset in part by loan growth, the Company believes that, as discussed above, loan growth was adversely impacted by the negative economic events on the local level and related higher unemployment. Although the events of September 11, 2001 did not have a direct impact on the Company, management believes that such events exacerbated the economic slowdown discussed above. The direct impact of the reduction in interest income is seen as temporary and will not have a material impact on the future operations of the Company.

INTEREST EXPENSE. Interest expense decreased by $108,763 or 6.8% to $1,502,507 for the three-month period ended December 31, 2001 from $1,611,270 for the three months ended December 31, 2000. Interest expense increased by $112,293 or 3.7% to $3,142,245 for the six-month period ended December 31, 2001 from $3,029,952 for the six-month period ended December 31, 2000. Interest expense on deposits decreased by $186,588 or 14.3% to $1,122,661 for the three months ended December 31, 2001 from $1,309,249 for the three months ended December 31, 2000. Interest expense decreased by $79,765 or 3.2% to $2,395,166 for the six months ended December 31, 2001 from $2,474,931 for the six-month period ended December 31, 2000. This decrease is the result of the 1.25% decrease in the institution's weighted average rate of deposits during the six-month period ended December 31, 2001, partially offset by the $9.0 million increase in savings deposits.

NET INTEREST INCOME. Net interest income increased by $3,876 or 0.3% from $1,355,487 for the three-month period ended December 31, 2000 to $1,359,363 for the three-month period ended December 31, 2001. Net interest income increased by $8,692 or 0.3% from $2,674,176 for the six-month period ended December 31, 2000 to $2,682,868 for the six-month period ended December 31, 2001. The increase is a result of a drop in the institution's weighted average rate paid for deposits, partially offset by an increase in the volume of savings deposits, the reduction of the weighted average loan rates and the issuance of the Capital Securities. The FOMC reduced certain rates that it controls, resulting in a reduction in the prime rate of interest by a staggering 4.25% during the twelve months ending December 31, 2001. The ensuing, historically low relative interest rates have had a negative effect on the Company's earnings, due to the fact that earning assets typically re-price quicker than the interest costs on deposits. This negative impact was partially offset by the Company's asset/liability management program, as discussed in more detail later in this document under the heading "Asset/Liability Management".

PROVISION FOR LOAN LOSSES. Management made additional provision in the amount of $136,000 to the allowance for loan losses during the three-month period ended December 31, 2001, compared to a $20,000 provision for loan losses made during the three-month period ended December 31, 2000. Management made additional provision in the amount of $288,900 to the allowance for loan losses during the six-month period ended December 31, 2001, compared to a $79,000 provision for loan losses made during the six-month period ended December 31, 2000. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and six month periods ended December 31, 2001 based upon an analysis of the quality of its loan portfolio. The Bank's level of non-performing loans increased in relation to prior periods and total loans outstanding during the three and six month periods ended December 31, 2001 and due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At December 31, 2001, the Bank's level of general valuation allowances for loan losses amounted to $1.1 million which management believes is adequate to absorb any existing losses in its loan portfolio.


NON-INTEREST INCOME. Non-interest income increased by $321,838, or 59.7% from $538,743 for the three-month period ended December 31, 2000 to $860,581 for the three months ended December 31, 2001. Non-interest income increased by $457,827, or 42.1% from $1,087,076 for the six-month period ended December 31, 2000 to $1,544,903 for the six-month period ended December 31, 2001. The increase was primarily attributable a gain on sale of investment securities available for sale and increased revenues generated from insurance sales during the three and six months ended December 31, 2001. The increased revenue generated from insurance sales is due to widening market penetration and is expected to continue to produce new growth in non-interest income.

NON-INTEREST EXPENSE. Non-interest expense increased by $526,154 or 31.2% from $1,688,455 for the three months ended December 31, 2000 to $2,214,609 for the three months ended December 31, 2001. Non-interest expense increased by $953,371 or 29.7% from $3,211,389 for the six months ended December 31, 2000 to $4,164,760 for the six months ended December 31, 2001. Increases in non-interest expense for the three and six month periods ended December 31, 2001 are primarily attributable to an increase in compensation costs and in occupancy expenses and computer processing charges associated with the acquisition of the Sparta insurance agency and increased staffing for the Wal-Mart in-store branch. Compensation costs increased by $399,414 or 41.9% for the three-month period ended December 31, 2001. Compensation costs increased by $681,992 or 36.5% for the six-month period ended December 31, 2001. Occupancy costs increased by $21,884, or 9.6%, and $66,967 or 16.2%, respectively for the three and six month period ended December 31, 2001 primarily due to the costs associated with the new insurance offices and the new bank offices.

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

As of December 31, 2001, cash and cash equivalents, a significant source of liquidity, totaled $15.0 million. The Company's capital position and liquidity are in excellent shape by any objective benchmark or comparison.


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

Although the Company's asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the residual effect of reducing the Company's historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs; which happened to be exactly the case for the three and six-month period ended December 31, 2001. Certificates of deposit represent the most interest sensitive funding products and typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

The most recent quarterly results notwithstanding, management believes that the Company's asset/liability management program continues to function as a useful financial management tool; adequately providing for the safe, sound, and prudent management of the Company's exposure to changes in interest rates.


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

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders ("Meeting") on November 5, 2001. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

               1. Election of three candidates to the Board of Directors, each to serve for a term of three years.

         The number of votes cast with respect to this matter was as follows:

------------------------ ----------------- ----------------- ---------------
     Nominee                   For             Withheld          Broker
                                                               Non-Votes
------------------------ ----------------- ----------------- ---------------
Jimmy D. Reeves              882,537            47,500          119,341
------------------------ ----------------- ----------------- ---------------
Jerry L. Roten               882,537            47,500          119,341
------------------------ ----------------- ----------------- ---------------
Michael M. Sherman           879,437            50,600          119,341
------------------------ ----------------- ----------------- ---------------

     The following five directors were not up for reelection, however, remain on the board to serve their existing term: Wayne R. Burgess, Jan R. Caddell, Kenneth R. Greene, James A. Todd, and John D. Weaver

     2. Ratification of the appointment of Larrowe & Company, PLC as independent auditors for fiscal year ending June 30, 2002.

     The number of votes cast with respect to this matter was as follows:

            -------------- ---------- -------------- ----------------------
                  For        Against     Abstained      Broker Non-Votes
            -------------- ---------- -------------- ----------------------
                928,185       1,000         800             119,393
            -------------- ---------- -------------- ----------------------

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

3.1.1     Federal Stock Charter of the Company (Incorporated by reference to
          Exhibit 3.1 of the Form 8-A).

3.1.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1       Common Stock Certificate of the Company (Incorporated by reference to
          Exhibit 4.3 of the Form 8-A).

10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (incorporated by reference to the 10-KSB for the year ended June 30,1998). *

10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (incorporated by reference to the 10-KSB for the year ended June 30, 1998). *

10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998). *

10.4 Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998). *

(b)  Reports on Form 8-K

     On August 7, 2001, the Company filed a current report on Form 8-K announcing a change in its independent accountants. This report was amended on August 16, 2001 and October 4, 2001.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AF BANKSHARES, INC.


Dated February 14, 2002                   By: /s/ James A. Todd
      ----------------                        ---------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

Dated February 14, 2002                   By: /s/ Melanie Paisley Miller
      -----------------                       ---------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer