Form 10QSB
period 2002-03-31
AF BANKSHARES INC
filed 2002-05-14
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

   [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   MARCH 31, 2002
                                    --------------
                                           Or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________________________________ to
                           Commission File No: 0-24479

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

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  U       No
               -----

As of April 30, 2002 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes     No  U
                                                  ---     ----

                               AF BANKSHARES, INC.
                                    CONTENTS
PART I - FINANCIAL INFORMATION                                           Pages
                                                                         -----

   Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition as of
March 31, 2002 (unaudited) and June 30, 2001                             1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three and Nine Months ended March 31, 2002 and 2001 (unaudited)      2

Condensed Consolidated Statements of Cash Flows for the Nine Months
ended March 31, 2002 and 2001 (unaudited)                                3 -  4

Notes to Condensed Consolidated financial statements                     5 -  8

   Item 2.  Management's Discussion and Analysis                         9 - 15

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                            16
   Item 2.  Changes in Securities and Use of Proceeds                    16
   Item 3.  Defaults upon Senior Securities                              16
   Item 4.  Submission of Matters to a Vote of Security Holders          16
   Item 5.  Other Information                                            16
   Item 6.  Exhibits and Reports on Form 8-K                             16 - 17
   Signatures                                                            18

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2002 AND JUNE 30, 2001

ASSETS
                                                                                 March 31,         June 30,
                                                                                   2002              2001
                                                                            ---------------------------------
                                                                               (Unaudited)           Note
Cash and cash equivalents:
   Interest-bearing deposits                                                $   9,686,974       $   7,809,583
   Noninterest-bearing deposits                                                 5,682,514           4,758,182
Certificates of deposit, at cost                                                        -              99,000
Securities held to maturity                                                       100,000             100,000
Securities available for sale                                                  10,234,599           6,596,052
Federal Home Loan Bank stock                                                    1,049,400           1,049,400
Loans receivable, net                                                         136,448,912         124,674,509
Real estate owned                                                                 380,861             248,323
Office properties and equipment, net                                            5,455,892           4,171,804
Accrued interest receivable on loans                                              817,310             859,840
Accrued interest receivable on investment securities                               84,013              71,188
Prepaid expenses and other assets                                                 993,554             945,079
Deferred income taxes, net                                                        580,707             485,987
Intangible assets                                                               1,654,602           1,578,904
                                                                            ---------------------------------
                              TOTAL ASSETS                                  $ 173,169,338       $ 153,447,851
                                                                            =================================
LIABILITIES AND EQUITY
Liabilities:
   Savings deposits                                                         $ 135,618,497       $ 120,073,932
   Note payable                                                                 1,228,871           1,525,078
   Note payable - ESOP                                                            181,420             181,420
   Advances from Federal Home Loan Bank                                        16,922,839          16,961,533
   Accounts payable and other liabilities                                       1,179,288           1,444,223
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                        372,754             234,178
                                                                            ---------------------------------
                              TOTAL LIABILITIES                               155,503,669         140,420,364
                                                                            ---------------------------------

                                                                            ---------------------------------
Guaranteed preferred beneficial interest in junior subordinated debentures      5,000,000                 -
                                                                            ---------------------------------

Commitments and Contingencies
Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,838 outstanding shares
          at December 31, 2001 and June 30, 2001                                   10,537              10,537
   Additional paid-in capital                                                   4,598,768           4,589,702
   Retained earnings, substantially restricted                                  8,178,779           8,493,919
   Deferred recognition and retention plan                                              -             (82,728)
   Accumulated other comprehensive income (loss)                                  (47,535)             99,907
                                                                            ---------------------------------
                                                                               12,740,549          13,111,337
    Less the cost of 3,840 shares of treasury stock                               (74,880)            (83,850)
                                                                            ---------------------------------
                              TOTAL STOCKHOLDERS' EQUITY                       12,665,669          13,027,487
                                                                            ---------------------------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 173,169,338       $ 153,447,851
                                                                            =================================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2001 has been taken from audited financial statements at that date.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Three and Nine Months Ended March 31, 2002 and 2001

                                                        Three Months Ended           Nine Months Ended
                                                               March 31,                  March 31,
-----------------------------------------------------------------------------------------------------------
                                                          2002         2001          2002           2001
-----------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                $2,646,340   $2,736,908    $8,054,120     $8,050,117
  Investment securities                                   140,365      154,107       432,837        461,059
  Interest-bearing deposits                                39,704      103,901       164,565        187,868
                                                       -----------------------    -------------------------
       TOTAL INTEREST INCOME                            2,826,409    2,994,916     8,651,522      8,699,044
                                                       -----------------------    -------------------------
Interest expense:
  Deposits                                                960,043    1,399,762     3,355,209      3,874,693
  Federal Home Loan Bank advances                         233,192      266,193       700,695        792,761
  Notes payable                                            17,809       32,430        55,936         60,883
  Capital Securities                                      125,923          -         367,372             -
                                                       -----------------------    -------------------------
                                                        1,336,967    1,698,385     4,479,212      4,728,337
                                                       -----------------------    -------------------------
       NET INTEREST INCOME                              1,489,442    1,296,531     4,172,310      3,970,707
Provision for loan losses                                 111,500      111,000       400,400        190,000
                                                       -----------------------    -------------------------
       NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                      1,377,942    1,185,531     3,771,910      3,780,707
                                                       -----------------------    -------------------------
Noninterest income:
  Insurance commissions                                   571,266      540,131     1,562,462      1,241,793
  Gain on sale of investments available for sale                -      104,391       138,997        104,391
  Other                                                   215,946      184,657       630,656        570,071
                                                       -----------------------    -------------------------
                                                          787,212      829,179     2,332,115      1,916,255
                                                       -----------------------    -------------------------
Noninterest expense:
  Compensation and employee benefits                    1,164,340    1,021,024     3,715,108      2,889,800
  Occupancy and Equipment                                 252,256      201,794       732,047        614,618
  Deposit insurance premiums                                5,608        5,188        16,677         15,502
  Computer processing charges                             129,517       81,458       366,356        238,480
  Amortization                                             39,156       35,989       114,301         91,440
  Other                                                   430,330      384,580     1,241,478      1,091,582
                                                       -----------------------    -------------------------
                                                        2,021,207    1,730,033     6,185,967      4,941,422
                                                       -----------------------    -------------------------
       INCOME (LOSS) BEFORE INCOME TAXES                  143,947      284,677       (81,942)       755,540
  Income taxes                                             53,068      110,517       (35,166)       292,323
                                                       -----------------------    -------------------------
       NET INCOME (LOSS)                                   90,879      174,160       (46,776)       463,217
                                                       -----------------------    -------------------------
  Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on securities, net of tax:     (76,849)      44,055      (147,442)       203,571
     Less:  reclassification adjustment for
     gains included in net income, net of tax                 -         72,030        95,908         72,030
                                                       -----------------------    -------------------------
       COMPREHENSIVE INCOME (LOSS)                     $   14,030   $  146,185    $ (290,126)    $  594,758
                                                       ==========   ==========    ==========     ==========
  Basic Earnings per share of common stock (Note 3)    $     0.09   $     0.17    $    (0.05)    $     0.45
                                                       ==========   ==========    ==========     ==========
  Diluted Earnings per share of common stock (Note 3)  $     0.09   $     0.17    $    (0.05)    $     0.45
                                                       ==========   ==========    ==========     ==========
  Cash dividends per share                             $     0.05   $     0.05    $     0.15     $     0.15
                                                       ==========   ==========    ==========     ==========

   See Notes to Condensed Consolidated Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                                         Nine Months Ended
                                                                    2002                 2001
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                            $    (46,776)      $     463,217
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for loan losses and REO                               400,400            190,000
     Provision for depreciation                                      456,403            428,450
     Loss on disposition of office properties and equipment                -              7,886
     Amortization of goodwill and non-compete covenants              114,302             91,440
     Change in operating assets and liabilities:
         Accrued interest receivable                                 29,705            (253,896)
         Accrued interest payable                                   (73,595)            102,226
         Prepaid and other assets                                   (48,475)           (193,771)
         Accounts payable and other liabilities                    (264,935)           (484,379)
         Other                                                      (59,631)            161,696
                                                                -------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     507,398             512,869
                                                                -------------------------------
Cash Flows from Investing Activities
  Proceeds from certificates of deposit                              99,000                   -
  Increase in Federal Home Loan Bank stock                                -            (273,700)
  Purchases of securities available for sale                     (7,703,681)         (1,400,000)
  Proceeds from securities available for sale                     3,876,304           3,384,027
  Net originations of loans receivable                          (12,174,803)       (15,148,115)
  Purchases of office properties and equipment                   (1,740,491)           (477,945)
  Purchase of goodwill and noncompete agreements                   (190,000)           (595,000)
  Proceeds from foreclosed real estate                                    -              41,118
                                                                -------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                     (17,833,671)        (14,469,615)
                                                                -------------------------------
Cash Flows from Financing Activities
  Net increase in savings deposits                               15,618,160          20,521,473
  FHLB Advances                                                     (38,694)          1,461,406
  Notes Payable                                                    (296,207)            674,476
  Proceeds from capital securities                                5,000,000                   -
  Dividends paid                                                   (155,263)           (155,555)
                                                                -------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  20,127,996          22,501,800
                                                                -------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,801,723           8,545,054
Cash and cash equivalents:
  Beginning                                                      12,567,765           7,422,852
                                                                -------------------------------

  Ending                                                       $ 15,369,488       $  15,967,906
                                                                ===============================

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) NINE
MONTHS ENDED MARCH 31, 2002 AND 2001

                                                          2002             2001
-----------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                      $ 9,686,974      $ 8,857,000
       Noninterest-bearing                              5,682,514        7,110,906
                                                      -------------  -------------
                                                      $15,369,488      $15,967,906
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                       $ 4,456,615      $ 4,533,320
                                                       ============  =============
       Income taxes                                   $   265,772      $   169,653
                                                       ============  =============

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

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to traditional `banking only' services would impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., that currently conducts brokerage services from offices in West Jefferson, and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. During the current fiscal year, AF Brokerage entered into a service contract with a non-affiliated community bank in Monroe, North Carolina, to provide investment services to the bank's customers through a dual employee arrangement. This move signals the first step in the brokerage firm's intent to enter and expand its business into the arena of third party providers for non-competitive client financial institutions in North Carolina. Management continues to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, which would enhance the Company's long term value and earnings potential.

On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina, adding insurance products to the banking services offered by the Company in Watauga County. On October 1, 2001, the Company purchased the assets of an insurance agency in Sparta, North Carolina. Management believes that penetration into new (especially contiguous) markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and at the same time adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001 AF Bank opened the only financial institution outlet located inside the new Wal-Mart in West Jefferson, North Carolina. Also, a freestanding, full-service branch adjacent to Wal-Mart is currently under construction and is expected to open in the fourth quarter of the current fiscal year. Thus, customers will enjoy the convenience of banking where they shop as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM), drive-through lanes, and a commercial depository. The Company continues to seek opportunities to increase the market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. In the same year, the Company issued 2,000 of these shares. During the quarter ended March 31, 2002, the Company issued 460 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2001, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2002.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2001 financial statements, which are included by reference in the Company's Form 10-KSB for the year ended June 30, 2001.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and nine month period ended March 31, 2002 are based on weighted averages of 1,038,008, and 1,036,074, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the third quarter of fiscal year ending June 2002, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4.   INCENTIVE PLAN

On August 19, 1997 the Bank's board of directors approved the AF Bank 1997 Recognition and Retention Plan (RRP), established a Recognition and Retention Plan Trust to be used to hold awards to be made under the RRP and agreed to issue an additional 53,678 shares of the Company's stock to be issued as the shares are vested by the eligible participants in the plan. On the same date, the Company's board of directors approved the AF Bank 1997 Stock Option Plan (Option Plan) and approved the allocation of 21,322 authorized but unissued shares of AF Bankshares, Inc. Common Stock to be reserved for issuance upon exercise of options granted under the Option Plan. Both the RRP and the Option Plan were approved by the minority shareholders of AF Bank at the December 8, 1997 annual meeting. The terms of the RRP provided that the eligible participants are vested at the rate of 20% annually beginning at the date of grant. The Company adopted the RRP and the Option Plan on the effective date of the reorganization into a two-tier mutual holding company. At March 31, 2002 all rights under the RRP were vested and transferred to the participants and no additional plan was anticipated at that date.

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $16,922,839 and $16,961,533 at March 31, 2002 and June 30, 2001 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at March 31, 2002 is payable at rates ranging from 5.02% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $775,000 are due August 2002, $147,839 is due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010 and $4.0 million is due January 2011.

The Company had Notes Payable outstanding of $1,228,871 and $1,525,078 at March 31, 2002 and June 30, 2001 respectively. Interest at March 31, 2002 is payable at rates ranging from 5.50% to 8.00% with maturities between 4 and 10 years.

NOTE 6.  CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company. The Company has contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $189,994 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

It is management's view that the Company's success in the 21st Century will depend in large part upon its ability to compete far beyond the narrow boundaries imposed upon banking during most of the 20th Century. In fact, the transition from "banking" to "financial services provider" impacted every major competitor of the Company. The Gramm-Leach-Bliley Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

As noted in Note 1 of the Notes To Condensed Consolidated Financial Statements, management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Preparing the Company to compete on a competitively superior basis in all these categories has had a dampening impact on short-term earnings.

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

There are a number of positive factors and recent events, which reflect the Company's progress toward its long-term goals during the nine months ended March 31, 2002:

   o  An increase in net loans of $11.8 million or 9.4%;

   o  Asset growth of $19.7 million or 12.9%; and

   o An increase of $415,860 or 21.7% in noninterest income, as compared to the corresponding nine month period ended March 31, 2001, reflecting the Company's continuing emphasis in the areas of insurance and securities services.

One recent development was the opening of a new bank branch office during the second quarter of the current fiscal year allowing AF Bank to be the sole financial institution located inside the new Wal-Mart in West Jefferson. That office, as well as a full-service financial service center under construction adjacent to the Wal-Mart property, offers local individuals, families, and businesses enhanced access and convenience unparalleled by other financial services providers in Ashe County.

Management believes that growth in the Bank is necessary to support the level of services that is expected by the customer base. The business plan for the Bank includes asset growth over a three-year period ending June 30, 2005 of just over $100 million or approximately 65.1%. Prudent capital planning and regulatory requirements stipulate that minimum levels of capital must be maintained. A part of the aforementioned plan required acquisition of capital beyond that created from earnings. Management reviewed the options and determined that participating in a trust preferred issuance was the most efficient and economical means of generating additional capital. In addition, this strategy does not dilute current stockholders' holdings in the Company.

Management is optimistic about the future of the Company. Although the Company experienced a slight loss in the nine month period ended March 31, 2002, management and the board of directors continue to be pleased with the progess of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan. This is especially true when the events of September 11, 2001, subsequent market fluctuations AND their negative influence upon the financial industry are taken into account.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND JUNE 30, 2001:

Total assets increased by $19.7 million, or 12.9%, to $173.2 million at March 31, 2002 from $153.4 million at June 30, 2001. The increase in assets was primarily the result of an increase of $11.8 million, or 9.4%, in loans receivable, net, from June 30, 2001 to March 31, 2002, an increase of $3.6 million or 55.2%, in securities available for sale from June 30, 2001 to March 31, 2002 and an increase of $2.8 million or 22.3% in cash and cash equivalents. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Increases in net loans outstanding, securities available for sale, and cash and cash equivalents, were primarily funded by an increase of $15.5 million in deposits and the $5.0 million received as a result of issuing subordinated debt during the nine month period ended March 31, 2002, in order to provide additional capital for the Company and its banking subsidiary.

The Company's investment in net intangible assets increased $75,698 from $1.6 million at June 30, 2001 to $1.7 million at March 31, 2002. This increase was due to the purchase of an insurance agency in Sparta, North Carolina during the first quarter of the current fiscal year. The Company's net investment in property and equipment increased $1.3 million, or 30.8%, to $5.5 million at March 31, 2002, and was primarily a result of costs associated with the new bank branch location inside the Wal-Mart store and the new financial services center location scheduled to open during the fourth quarter of the current fiscal year.

The Bank's deposits increased by $15.5 million, or 13.0%, from $120.1 million at June 30, 2001 to $135.6 million at March 31, 2002. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. During the nine-month period ending March 31, 2002, the Bank's savings and transaction accounts increased $16.4 million for a net gain of 642 new accounts. This increase was partially offset by a decrease of $2.1 million in the Bank's certificates of deposits. Management intends to continue its marketing efforts and to offer new products to increase the lower cost core deposits. The increase in deposit accounts helped fund the $11.8 million growth in net loans.

At March 31, 2002, retained earnings had decreased $315,140, or 3.7%, to $8.2 million as a result of a net loss of $46,776, a decrease for the fair market value for ESOP stock in the amount of $110,801, a reduction for dividends of $155,263, and a decrease for the issuance of 460 shares of treasury stock in the amount of $2,300. Deferred recognition and retention plan ("RRP") decreased by $82,728 as a result of recognizing the vesture of the remaining RRP shares. At March 31, 2002, the Bank's regulatory capital amounted to $16.3 million compared to $12.7 million at June 30, 2001, which was in excess of regulatory capital requirements at such date. The increase in regulatory capital reflects a $3.0 million capital contribution by the Company to the Bank. This capital contribution was funded by the proceeds from the sale of the Capital Securities.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $214,000 at March 31, 2002 compared to $479,000 at June 30, 2001. The Bank recognized net charge offs of approximately $242,700 during the nine-month period ended March 31, 2002 compared to net charge offs of $162,900 for the comparable period ended March 31, 2001. This relatively higher level of net charge offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $400,400 provision for loan loss allowance was made during the nine-month period ended March 31, 2002.

Similar loan loss provisions in future periods are uncertain; however, management expects to have a similar level of provision expense for the fourth quarter. Beyond that period, management anticipates no specific need for future provision at levels comparable to the provisions made during the nine months ended March 31, 2002; however, in a volatile environment, additional allowances for losses are possible.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2002 AND 2001:

The Company had net income for the three period ended March 31, 2002 of $90,879 compared to net income of $174,160 during the same period in 2001. The Company had a net loss of $46,776 for the nine-month period ended March 31, 2002 compared to net income of $463,217 during the nine-month period ended March 31, 2001. Changes in net income during the comparable three and nine month periods were attributable to: increased compensation expense due to the addition of employees (added primarily by the acquisition of the Sparta insurance agency); staffing for the Wal-Mart in-store branch; the interest expense due to the issuance of Capital Securities, and the previously mentioned increase in the provision for loan losses. The increased expenses were partially offset by an increase in noninterest income due to increased commission income from the insurance subsidiary and the gain on sale of investments available for sale. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income decreased by $168,507 or 5.6% from $2,994,916 for the three-month period ended March 31, 2001 to $2,826,409, for the three-month period ended March 31, 2002. Interest income decreased by $47,522 or 0.6% from $8,699,044 for the nine-month period ended March 31, 2001 to $8,651,522 for the nine-month period ended March 31, 2002. Interest income from loans decreased $90,568 or 3.3% from $2,736,908 for the three months ended March 31, 2001 to $2,646,340 for the three months ended March 31, 2002. Interest income from loans increased $4,003 or 0.1% from $8,050,117 for the nine-month period ended March 31, 2001 to $8,054,120 for the nine-month period ended March 31, 2002. The decrease in interest income was due primarily to the reduction in interest rates during the periods. During the nine months ended March 31, 2002, the Federal Reserve Open Market Committee (FOMC) reduced certain rates that it controls, resulting in a reduction in the prime rate of interest by 2% during the period. Although the decrease in interest income due to declines in interest rates was offset in part by loan growth, the Company believes that, as discussed above, loan growth was adversely impacted by the negative economic events on the local level and related higher unemployment. Although the events of September 11, 2001 did not have a direct impact on the Company, management believes that such events exacerbated the economic slowdown discussed above. The direct impact of the reduction in interest income is seen as temporary and will not have a material impact on the future operations of the Company.

INTEREST EXPENSE. Interest expense decreased by $361,418 or 21.3% to $1,336,967 for the three-month period ended March 31, 2002 from $1,698,385 for the three months ended March 31, 2001. Interest expense decreased by $249,125 or 5.3% to $4,479,212 for the nine-month period ended March 31, 2002 from $4,728,337 for the nine-month period ended March 31, 2001. Interest expense on deposits decreased by $439,719 or 31.4% to $960,043 for the three months ended March 31, 2002 from $1,399,762 for the three months ended March 31, 2001. Interest expense on deposits decreased by $519,484 or 13.4% to $3,355,209 for the nine months ended March 31, 2002 from $3,874,693 for the nine-month period ended March 31, 2001. This decrease is the result of the 1.37% decrease in the institution's weighted average rate of deposits during the nine-month period ended March 31, 2002, partially offset by the $15.5 million increase in savings deposits.

NET INTEREST INCOME. Net interest income increased by $192,911 or 14.9% from $1,296,531 for the three-month period ended March 31, 2001 to $1,489,442 for the three-month period ended March 31, 2002. Net interest income increased by $201,603 or 5.1% from $3,970,707 for the nine-month period ended March 31, 2001 to $4,172,310 for the nine-month period ended March 31, 2002. The increase is a result of a drop in the institution's weighted average rate paid for deposits, partially offset by an increase in the volume of savings deposits, the reduction of the weighted average loan rates and the issuance of the Capital Securities. The

FOMC reduced certain rates that it controls, resulting in a reduction in the prime rate of interest by a staggering 4.25% during the twelve months ending December 31, 2001. The ensuing, historically low relative interest rates have had a negative effect on the Company's earnings, due to the fact that earning assets typically re-price quicker than the interest costs on deposits. This negative impact was partially offset by the Company's asset/liability management program, as discussed in more detail later in this document under the heading "Asset/Liability Management".

PROVISION FOR LOAN LOSSES. Management made additional provision in the amount of $111,500 to the allowance for loan losses during the three-month period ended March 31, 2002, compared to a $111,000 provision for loan losses made during the three-month period ended March 31, 2001. Management made additional provision in the amount of $400,400 to the allowance for loan losses during the nine-month period ended March 31, 2002, compared to a $190,000 provision for loan losses made during the nine-month period ended March 31, 2001. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and nine-month periods ended March 31, 2002 based upon an analysis of the quality of its loan portfolio. The Bank's level of non-performing loans increased in relation to prior periods and total loans outstanding during the three and nine month periods ended March 31, 2002 and due to changes in the mix of the Bank's loan portfolio, management determined it was necessary to make an additional provision. At March 31, 2002, the Bank's level of general valuation allowances for loan losses amounted to $1.2 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income decreased by $41,967, or 5.1% from $829,179 for the three-month period ended March 31, 2001 to $787,212 for the three months ended March 31, 2002. Non-interest income increased by $415,860, or 21.7% from $1,916,255 for the nine-month period ended March 31, 2001 to $2,332,115 for the nine-month period ended March 31, 2002. The increase for the nine months ended March 31, 2002, was primarily attributable to increased revenues generated from insurance sales during the three and nine months ended March 31, 2002. The increased revenue generated from insurance sales is due to widening market penetration and is expected to continue to produce new growth in non-interest income.

 NON-INTEREST EXPENSE. Non-interest expense increased by $291,174 or 16.8% from $1,730,033 for the three months ended March 31, 2001 to $2,021,207 for the three months ended March 31, 2002. Non-interest expense increased by $1,244,545 or 25.2% from $4,941,422 for the nine months ended March 31, 2001 to $6,185,967 for the nine months ended March 31, 2002. Increases in non-interest expense for the three and nine month periods ended March 31, 2002 are primarily attributable to an increase in compensation costs and in occupancy expenses and computer processing charges associated with the acquisition of the Sparta insurance agency and increased staffing for the Wal-Mart in-store branch. Compensation costs increased by $143,316 or 14.0% for the three-month period ended March 31, 2002. Compensation costs increased by $825,308 or 28.6% for the nine-month period ended March 31, 2002. Occupancy costs increased by $50,462, or 25.0%, and $117,429 or 19.1%, respectively for the three and nine month period ended March 31, 2002 primarily due to the costs associated with the new insurance offices and the new bank offices.

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan demand and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. For additional information about cash flows from the Company's operating, financing and investing activities, see "Condensed Consolidated Statements of Cash Flow."

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At March 31, 2002, the Company had borrowings of $16.9 million from the FHLB. During the nine month period ended March 31, 2002, the Company received $5.0 million as a result of issuing subordinated debt, in order to provide additional capital for the Company and its banking subsidiary.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $40.5 million at March 31, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

As of March 31, 2002, cash and cash equivalents, a significant source of liquidity, totaled $15.4 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. The Company's capital position and liquidity are in excellent shape by any objective benchmark or comparison.


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

Although the Company's asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the residual effect of reducing the Company's historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs; which happened to be exactly the case for the nine-month period ended March 31, 2002. Certificates of deposit represent the most interest sensitive funding products and typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

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

                                           AF BANKSHARES, INC.


Dated May 14, 2002                         By: /s/ James A. Todd
      -------------                         ----------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

Dated May 14, 2002                         By: /s/ Melanie Paisley Miller
      -------------                         ----------------------------------
                                           Melanie Paisley Miller
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer