Form 10KSB
period 2002-06-30
AF BANKSHARES INC
filed 2002-09-30
CIK 1064025

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2002

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

     The revenues for the issuer's fiscal year ended June 30, 2002 are $14,430,793.

     The issuer had 1,049,378 shares of common stock outstanding as of August 31, 2002. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2002 was $5,739,394.

                      Documents Incorporated by Reference.

     Portions of the Annual Report to Stockholders for the year ended June 30, 2002 are incorporated by reference into Part I and II of this Form 10-KSB.

     Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format.   Yes [_]    No [X]

                                TABLE OF CONTENTS
PART I .........................................................................  2
   Item 1.  Description of Business ............................................  2
   Item 2.  Properties ......................................................... 30
   Item 3.  Legal Proceedings .................................................. 32
   Item 4.  Submission of Matters to a Vote of Security Holders ................ 32

PART II ........................................................................ 32
   Item 5.  Market for Common Stock and Related Stockholder Matters ............ 32
   Item 6.  Management's Discussion and Analysis ............................... 32
   Item 7.  Financial Statements ............................................... 32
   Item 8.  Changes in and Disagreement with Accountants on Accounting and
   Financial Disclosure ........................................................ 33

PART III ....................................................................... 33
   Item 9.  Directors, Executive Officers, Promoters and Control Persons ....... 33
   Item 10. Executive Compensation ............................................. 33
   Item 11. Security Ownership of Certain Beneficial Owners and Management ..... 33
   Item 12. Certain Relationships and Related Transactions ..................... 33
   Item 13. Exhibits and Reports on Form 8-K ................................... 34

SIGNATURES ..................................................................... 35

                                     PART I

Item 1. Description of Business

General

         AF Bankshares, Inc. (the "Company") is a federally chartered stock holding company which owns 100% of the common stock of AF Bank (the "Bank"), AF Insurance Services, Inc. and AF Brokerage, Inc. The Company was formed in connection with the Bank's reorganization into a two-tier mutual holding company structure, which was completed on June 16, 1998. Under the reorganization, the Bank became the wholly-owned subsidiary of the Company and holders of the Bank's common stock became holders of the Company's common stock, on an equal share for shares exchange. As part of the reorganization, AsheCo, M.H.C. (the "Mutual Holding Company"), a federally chartered mutual holding company, which was formed during fiscal year 1997 pursuant to the Bank's mutual to stock conversion, purchased a majority of the common stock of the Company. At June 30, 2002, the mutual holding company owned 51.3% of the Company.

         The Company has no operations and conducts no business of its own other than ownership of its subsidiaries and investing in securities. Founded in 1939, the Bank is a federally chartered stock savings bank which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville and West Jefferson, North Carolina. The Bank was founded as a building and loan association, and later converted from a North Carolina chartered building and loan to a federally chartered mutual savings and loan association, and then to a federally chartered mutual savings bank. During fiscal year 1997, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and during fiscal year 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. At June 30, 2002, the Bank had total assets of $177.1 million, total deposits of $136.8 million and equity of $12.8 million.

         The historical operations of the Bank have been that of a portfolio mortgage lender, providing fixed rate loans for the residents of Ashe County, North Carolina. Management has expanded the market area of the Company to include Alleghany and Watauga counties and has diversified its product lines by engaging in non-mortgage lending and offering non-traditional financial services, such as insurance and brokerage products. More specifically, since 1996, the Bank has made a major commitment to small business commercial lending and consumer lending as a means to increase the yield on its loan portfolio and attract lower cost deposit accounts. As a result of this commitment, commercial loans increased by 171.3% and consumer loans have increased by 63.2% since June 30, 1998. In addition, since July 1997, the Company has offered traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Company, headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina. The Company also has a brokerage subsidiary, AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage offers various uninsured investment products, including fixed-rate and variable annuities and mutual funds. The Company believes that its strategy of expanding its market area and diversifying its product lines will enhance its franchise value and strengthen earnings in the future.

         The Company's operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions and the interest paid on savings deposits and borrowings of the Company. The primary interest-earning asset of the Company is its mortgage loan portfolio representing 84.0% of total loans, with approximately 76.5% of portfolio mortgage loans at fixed rates at June 30, 2002. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of changing rates to the Bank's earnings and to the net market value of its assets and liabilities. Additionally, the Company receives fee income primarily from loan origination fees, late loan payment fees, commissions from the sale of credit life, accident and health insurance, insurance commissions generated from the insurance agency subsidiary and in payment for other services provided to customers by the Company. The major non-interest costs to the Company include compensation and benefits, occupancy and equipment and data processing costs. Other external factors that affect the operating results of the Company include changes in government and accounting regulations, costs of implementing information technology, and changes in the competition's emphasis within the Company's market.

         As of June 30, 2002, $120.6 million, or 84.0% of the Bank's total loan portfolio consisted of real estate loans. Net loans at June 30, 2002 were $143.6 million of which $81.0 million or 56.4% were secured by one- to-four family residences. Total mortgage loans, including construction loans, totaled $120.6 million as of June 30, 2002. Of that amount, approximately 23.5% was adjustable rate loans, or had remaining terms of one year or less. The Bank's strategy is to sell long term, fixed-rate mortgages while retaining the servicing. The reduction in the level of fixed rate mortgages has served to reduce the Company's exposure to interest rate risk.

         The Bank also invests in consumer loans and commercial loans. As of June 30, 2002, the Bank's consumer loans and commercial loan portfolios were $24.3 million, or 16.9% of total loans. Commercial loans totaled $10.8 million, or 7.5% of the Bank's total loan portfolio. The Bank invests a portion of its assets in debt and equity securities issued by the FHLB and the Federal Home Loan Mortgage Corporation (the "FHLMC") and began investing in mortgage-backed securities during fiscal 1996. Mortgage-backed securities totaled $1.9 million or 1.1% of total assets at June 30, 2002, and FHLB FHLMC securities and other debt and equity security investments totaled $8.4 million, or 4.8%, of total assets at June 30, 2002.

Market Area and Competition

         Previously, the Bank's market area for deposit gathering and lending has been concentrated in Ashe County, North Carolina. However, management believes that the Company must expand its market base to build value for the Company and its shareholders. In March 1998, the Bank opened a branch of AF Bank in Alleghany County and operates the branch under the trade name Alleghany First Bank. At the same time, an insurance agency branch of AF Insurance Services, Inc., was opened in the same location. The staff of Alleghany First came from the local banking community and is attuned to the needs and habits of Alleghany citizens. The insurance agency personnel direct their attention to the special needs of Alleghany County citizens as well. On March 1, 1999, the Bank also opened a branch office in Boone, North Carolina operating under the trade name Appalachian First Bank. In April 1999, the Company added an insurance agency in Lenoir, North Carolina, in December 1999, the Company acquired an agency in Elkin, North Carolina, in November 2000, the Company acquired an agency in Boone, North Carolina and on October 1, 2001, the Company purchased the assets of an insurance agency in Sparta, North Carolina. Entry into the Boone and Alleghany markets significantly expands the Company's potential to market its banking, insurance and noninsured investment products to a larger and more diverse market. Management now believes that it is delivering the same personalized customer service to the new markets that it has historically delivered to Ashe County. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale and adding to the products that are available for delivery to the Company's customers. The Company continues to seek opportunities to increase its market penetration for its services.

         Management believes that the Company's customers perceive "financial services" to include five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to traditional "banking only" services would impair the Company's growth and make retention of existing customers more difficult. During the three month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., which currently conducts brokerage services in Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage, Inc. was granted membership to the National Association of Securities Dealers, Inc. ("NASD") on October 22, 1999, and commenced operation in the fourth quarter of 2000 as an independent broker/dealer. Management continues to evaluate acquisitions and business opportunities that it believes will provide access to customers and markets which would enhance the Company's long-term value and earnings potential.

         On November 1, 2000, the Company purchased the assets of an insurance agency in Boone, North Carolina, adding insurance products to the banking services offered by the Company in Watauga County. On October 1, 2001, the Company purchased the assets of an insurance agency in Sparta, North Carolina. Management believes that penetration into new (especially contiguous) markets increases the opportunity to deliver products from all of the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, and at the same time adding to the products that are available for delivery to the Company's customers. Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001 AF Bank opened the only financial institution located inside the new Wal-Mart in West Jefferson, North Carolina. Also, the Company opened a freestanding, financial center adjacent to Wal-Mart offering full service banking, full line property and casualty, life and health insurance as well as mutual funds and annuities. Thus, customers will enjoy the convenience of banking where they shop as well as having access to a comprehensive array of financial services at the free-standing branch office (including ATM drive-through lanes, and a commercial depository). The Company continues to seek opportunities to increase the market penetration of its services.

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

                                                     June 30,
                                 -----------------------------------------------
                                         2002                     2001
                                 ----------------------   ----------------------
                                  Amount   % of Total       Amount   % of Total
                                 --------- ------------   ---------- -----------
                                             (Dollars in thousands)

Mortgage loans:
  One-to four-family ..........  $ 80,952    56.39%       $ 73,821      59.21%
  Multi-family ................     6,142     4.28%          3,507       2.81%
  Non-residential .............    15,196    10.59%          8,525       6.84%
  Land ........................     8,008     5.58%          8,298       6.66%
  Construction ................    10,329     7.20%          5,344       4.29%
                                 --------  -------        --------   --------
    Total mortgage loans ......  $120,627    84.03%       $ 99,495      79.80%
                                 --------  -------        --------   --------

Other loans:
  Commercial ..................  $ 10,784     7.51%       $ 12,378       9.93%
  Consumer loans ..............    13,512     9.41%         14,051      11.27%
    Total other loans .........    24,296    16.92%         26,429      21.20%
                                 --------  -------        --------   --------
  Gross loans .................  $144,923   100.95%       $125,924     101.00%
                                 --------  -------        --------   --------

Less:
  Unearned discounts and net
    deferred loan fees ........  $    239     0.17%       $    227       0.18%
  Allowance for loan losses ...     1,131     0.79%          1,022       0.82%
                                 --------  -------        --------   --------
                                    1,370     0.95%          1,249       1.00%
                                 --------  -------        --------   --------
  Loans, net ..................  $143,553   100.00%       $124,675     100.00%
                                 ========  =======        ========   ========

  Loans serviced for others:
  One-to four-family and
    cooperative apartment .....  $ 33,168    97.07%       $ 24,196      96.03%
  Commercial ..................     1,000     2.93%          1,000       3.97%
    Total loans serviced
    for others ................  $ 34,168   100.00%       $ 25,196     100.00%
                                 ========  =======        ========   ========

         Loan Maturity. The following table shows the maturity or period to repricing of the Bank's loan portfolio at June 30, 2002. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

                                           ----------------------------------------------------------------------------------------
                                                                                          At June 2002
                                           ----------------------------------------------------------------------------------------
                                                       Mortgage Loans
                                           ----------------------------------------
                                            Mortgage
                                            Loans
                                            One-to
                                             Four-   Multi-     Non-                              Commercial  Consumer
                                            Family   Family  Residential   Land    Construction      Loans      Loans   Total Loans
                                           --------- ------- -----------  ------- --------------- ----------- --------- -----------
                                                                                    (In thousands)
Amount due:
  One year or less ....................... $13,358   $1,891    $ 5,819    $3,344     $10,232        $ 6,815    $ 3,479  $  44,938
                                           -------   ------    -------    ------     -------        -------    -------  ---------

After one year:
  One to three years .....................  10,090        -      1,283       716          97          1,181      3,973     17,340
  More than three years to five years ....  17,663    1,324      5,779       992           -          1,319      4,293     31,370
  More than five years to fifteen years ..  32,163    2,927      2,298     2,956           -          1,469      1,691     43,504
  Over fifteen years .....................   7,678        -         17         -           -              -         76      7,771
                                           -------   ------    -------    ------     -------        -------    -------  ---------
Total due or repricing after one year ....  67,594    4,251      9,377     4,664          97          3,969     10,033     99,985
                                           -------   ------    -------    ------     -------        -------    -------  ---------
Total amounts due or repricing, gross .... $80,952   $6,142    $15,196    $8,008     $10,329        $10,784    $13,512  $ 144,923
                                           =======   ======    =======    ======     =======        =======    =======  =========

         The following table sets forth the dollar amounts in each loan category at June 30, 2002 that are due after June 30, 2003, and whether such loans have fixed or adjustable interest rates.

                                            Due after June 30, 2003
                                   ---------------------------------------------
                                      Fixed           Adjustable       Total
                                   -----------   ---------------- --------------
                                                   (In thousands)
Mortgage loans:
   One- to four-family ......       $  65,883       $  1,711         $  67,594
   Multi-family .............           4,251              -             4,251
   Non-residential ..........           9,377              -             9,377
   Land .....................           4,628             36             4,664
   Construction .............              97              -                97
Commercial loans ............           3,899             70             3,969
Consumer loans ..............          10,034              -            10,033
                                    ---------      ---------         ---------
                                    $  98,169      $   1,817         $  99,985
                                    =========      =========         =========

         Origination, Purchase, Sale and Servicing of Loans. The Bank's lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. Adjustable-rate mortgage loans carried in portfolio and fixed-rate mortgage loans carry maximum maturities of 30 years and 15 years, respectively. Fixed rate loans originated for sale in the secondary market have maximum maturities of 30 years. Historically, the Bank held for its portfolio all loans it originated. The Bank now sells all qualified fixed-rate loans to Fannie Mae, but retains the servicing rights. The determination to sell loans is based upon management's efforts to reduce interest rate risk. At June 30, 2002, the Bank serviced approximately $33.2 million of loans for Fannie Mae.

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

         Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank's market area. At June 30, 2002, that Bank's portfolio contained construction loans with balances of approximately $10.3 million, or 7.2%, of net loans. The Bank's policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank as well. Thus construction loans typically "roll" into permanent financing. Construction loans are made for a maximum of 12 months, by which time permanent financing must be obtained.

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

         Non-Residential Mortgage Lending. The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank's underwriting procedures provide that non-residential mortgage loans may be made, based on debt service coverage or in amounts up to the lesser of
(i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank's current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower's expertise, credit history, profitability, cash flow, and the value of the collateral while underwriting these loans. At June 30, 2002 the Bank's non-residential mortgage loan portfolio was $15.2 million, or 10.6% of total loans outstanding. The largest non-residential mortgage loan in the Bank's portfolio at June 30, 2002 was approximately $1.5 million and is secured by a commercial property. As of the same date, the loan is performing in accordance with the terms of its loans agreement.

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

         Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes. At June 30, 2002, the Bank's total land loan portfolio was $8.0 million or 5.6% of total loans and its multi-family loan portfolio was $6.1 million or 4.3% of total loans.

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

         Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2002, $13.5 million, or 9.4%, of the Bank's total loan portfolio consisted of consumer loans. The primary component of the Bank's consumer loan portfolio was $7.9 million of auto loans. Consumer loans are available at fixed or variable interest rates.

         The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank's Board of Directors. At June 30, 2002, the Bank's savings account loan portfolio totaled $711,000 or 0.5% of the total loans outstanding.

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

         As of June 30, 2002, the Bank had $155,000 in non-performing consumer loans. Charge-offs for consumer loans totaled $282,000 and $126,000 for the years ended June 30, 2002 and 2001, respectively.

         Commercial Business Loans. The Bank offers commercial business loans that are generally provided to various types of closely held businesses located in the Bank's primary market area. Commercial business loans generally have terms of three years or less and interest rates which float in accordance with the prime rate although the Bank occasionally originates commercial business loans with fixed rates of interest. The Bank performs a cash flow analysis in underwriting these loans. The Bank's commercial loans generally are secured by equipment, machinery or other corporate assets including receivables. The Bank requires principals of corporate borrowers to become co-borrowers or obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

         As of June 30, 2002, the Bank had no non-performing commercial business loans. Charge-offs for commercial business loans totaled $11,000 and $172,000 for the year ended June 30, 2002 and 2001, respectively.

         Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank's Chief Executive Officer and lending officers may approve loans in amounts within assigned lending limits, and the Loan Committee, comprised of the Executive Committee of the Board of Directors may approve loans up to the Bank's loans-to-one-borrower limit. In addition, the staff loan committee, comprised of the chief executive officer, chief financial officer, chief lending officer, credit analyst and collection officer meets weekly to review all loan applications that meet lending policy criteria. The staff loan committee can approve lending relationships up to $750,000. Larger amounts must be approved by the Executive Committee of the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

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

         Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO"). At June 30, 2002, the Bank held $263,000 in REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $460,000. The Bank's REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank's asset classification process, based on Generally Accepted Accounting Principles ("GAAP").

       Non-performing Assets. The following table sets forth information regarding the Bank's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                  At June 30,
                                                                    -----------------------------------
                                                                         2002                   2001
                                                                    ---------------        ------------
                                                                            (Dollars in thousands)
Non-accrual mortgage loans:
     One-to four-family .........................................     $    305             $      -
     Multi-family ...............................................            -                    -
     Non-residential ............................................            -                    -
     Land .......................................................            -                    -
     Construction ...............................................            -                    -
                                                                      --------             --------
         Total mortgage loans ...................................          305                    -
                                                                      --------             --------
     Commercial .................................................            -                    -
     Consumer Loans .............................................          155                    -
                                                                      --------             --------
         Total non-accruing loans ...............................     $    460             $      -
                                                                      --------             --------

Loans delinquent 90 or more days for which
     interest is fully reserved and still accruing:
     One-to four-family .........................................     $      -             $    383
     Multi-family ...............................................            -                   28
     Non-residential ............................................            -                    -
     Land .......................................................            -                    -
     Construction ...............................................            -                    -
                                                                      --------             --------
         Total mortgage loans ...................................            -                  411
                                                                      --------             --------
     Commercial .................................................            -                    -
     Consumer Loans .............................................            -                   68
                                                                      --------             --------
Total loans delinquent 90 or more days for which
     interest has been fully reserved ...........................            -                    -
                                                                      --------             --------
Total non-performing loans ......................................     $    460             $    479
                                                                      --------             --------

Total real estate owned .........................................          263                  248
                                                                      --------             --------
     Total non-performing assets ................................     $    723             $    727
                                                                      --------             --------

Total non-performing loans to loans, gross ......................         0.32%                0.36%
Total non-performing assets to total assets .....................         0.41%                0.47%

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

       The Bank's management reviews and classifies the Bank's assets monthly and reports the results to the Bank's Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2002, the Bank had $1.1 million of assets classified as Substandard, $1.8 million of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

       Allowance for Loan Losses. The Allowance for Loan Losses ("ALL") is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The ALL is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. At June 30, 2002, the Bank's ALL was $1.1 million, or 0.8% of total loans, as compared to $1.0 million or 0.8% of total loans at June 30, 2001. The Bank had non-performing loans of $460,000 and $479,000 at June 30, 2002 and June 30, 2001, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination, and thereby negatively affect the Bank's financial condition and earnings. In addition, there can be no assurance that increases in the Bank's allowance for loan losses will occur in the future.

       The following table sets forth activity in the Bank's ALL at or for the dates indicated.

                                                                      At or for the Year Ended June 30,
                                                                    -------------------------------------
                                                                        2002                    2001
                                                                    ---------------        --------------
                                                                            (Dollars in thousands)
Total loans outstanding at end of period ........................     $   144,923           $   125,924
Average total loans outstanding .................................         136,621               119,965

Balance at beginning of year ....................................           1,022                   979
                                                                      -----------          ------------
Provision for loan losses .......................................             420                   225
                                                                      -----------          ------------

Charge-offs:
     One- to four-family residential ............................            (123)                    -
     Multi-family residential ...................................               -                     -
     Non-residential and land ...................................             (11)                   (5)
     Construction ...............................................               -                     -
     Commercial .................................................             (11)                 (172)
     Consumer loans .............................................            (282)                 (126)
                                                                      -----------          ------------
         Total charge-offs ......................................            (427)                 (303)
                                                                      -----------          ------------

Recoveries ......................................................             116                   121
                                                                      -----------          ------------

Balance at end of year ..........................................     $     1,131           $     1,022
                                                                      ===========          ============

Allowance for loan losses to total loans
     at end of period ...........................................            0.78%                 0.81%
                                                                      ===========          ============

Allowance for loan losses to total non-performing
     assets at end of period ....................................          156.43%               140.58%
                                                                      ===========          ============

Allowance for loan losses to total non-performing
     loans at end of period .....................................          245.87%               213.36%
                                                                      ===========          ============

Ratio of net charge-offs during the period
     to average loans outstanding during period .................            0.23%                 0.15%
                                                                      ===========          ============

       The following table sets forth the Bank's ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                                                              At June 30,
                                      --------------------------------------------------------------------------------------------
                                                       2002                                           2001
                                      ------------------------------------------    ----------------------------------------------
                                                                     Percent of                                       Percent of
                                                     Percent of       Loans in                     Percent of           Loans in
                                                    Allowance to        Each                      Allowance to            Each
                                       Allowance        Total       Category to      Allowance       Total            Category to
                                        Amount        Allowance     Total Loans       Amount       Allowance          Total Loans
                                      -----------  --------------  -------------    -----------  --------------      -------------
                                                                        (Dollars in thousands)
Mortgage Loans:
   One-to four family ...............    $  606           53.58%         55.92%        $  572           55.96%            60.47%
   Multi-family .....................        20            1.77%          4.23%            15            1.47%             2.67%
   Non-residential and land .........        75            6.63%         16.03%            61            5.97%            12.68%
   Construction .....................        25            2.21%          7.11%            15            1.47%             4.07%
Other:
   Consumer .........................       310           27.41%          9.29%           284           27.79%            10.69%
   Commercial .......................        95            8.40%          7.42%            75            7.34%             9.42%
                                         ------         -------        -------         ------         -------           -------
   Total ............................    $1,131          100.00%        100.00%        $1,022          100.00%           100.00%
                                         ======         =======        =======         ======         =======           =======



Investment Activities

       The Bank's investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by Fannie Mae, the FHLMC and the Government National Mortgage Association ("GNMA"), certificates of deposit of insured banks, federal funds, mutual funds and overnight deposits at the FHLB. At June 30, 2002, the Company held $11.4 million in investment securities.

       The following table sets forth activity in the Company's investment securities portfolio for the periods indicated:

                                                             For the Year Ended June 30
                                                     -----------------------------------------
                                                            2002                    2001
                                                     --------------------  -------------------
                                                                   (In thousands)
Amortized cost at beginning of period ..............     $   7,680               $   9,882
Proceeds, net ......................................         4,624                  (1,132)
Principal payments from mortgage backed
  securities .......................................        (1,109)                 (1,184)
Gain on sales ......................................           131                     104
Premium and discount amortization, net .............            33                      10
                                                         ---------               ---------

Amortized cost at end of period ....................        11,359                   7,680
Net unrealized gain  (1) ...........................            62                     164
                                                         ---------               ---------
Total securities, net ..............................     $  11,421               $   7,844
                                                         =========               =========

(1) The net unrealized gain at June 30, 2002 and 2001 relates to available for sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Company's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth the amortized cost and fair value of the Company's securities at the dates indicated.

                                                                        At June 30,
                                                ------------------------------------------------------------
                                                            2002                             2001
                                                ----------------------------    ----------------------------
                                                Amortized Cost    Fair Value    Amortized Cost    Fair Value
                                                --------------    ----------    --------------    ----------
                                                                      (In thousands)
Mortgage-backed securities:

   Fannie Mae and Government National
   Mortgage Association ......................      $  1,871       $   1,866        $  1,987       $   1,993
                                                    --------       ---------        --------       ---------
Other debt securities:
   U.S. Treasury and Agency ..................         6,641           6,688           3,259           3,267
   Other .....................................           797             809             382             385
                                                    --------       ---------        --------       ---------
Total debt securities ........................         7,438           7,497           3,641           3,652
                                                    --------       ---------        --------       ---------
Equity securities(1) .........................         1,001           1,009           1,003           1,150
Federal Home Bank Stock ......................         1,049           1,049           1,049           1,049
Net unrealized gain (2) ......................            62               -             164               -
                                                    --------       ---------        --------       ---------
Total securities, net ........................      $ 11,421       $  11,421        $  7,844       $   7,844
                                                    ========       =========        ========       =========

____________________
(1) Equity securities consist of FHLMC common stock and mutual fund securities.
(2) The net unrealized gain at June 30, 2002 and 2001 relates to available for sale securities in accordance with SFAS No.115. The net unrealized gain is presented in order to reconcile the "Amortized Cost" of the Company's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification and by type of security, at the dates indicated.

                                                                     At June 30,
                                       ----------------------------------------------------------------------------
                                                2002                      2001                        2000
                                       -----------------------   -----------------------    -----------------------
                                       Amortized                 Amortized                  Amortized
                                          Cost      Fair Value      Cost      Fair Value       Cost      Fair Value
                                       ---------    ----------   ---------    ----------    ---------    ----------
                                                                     (In thousands)
Held to Maturity
     Other debt securities ...........   $   100      $   100      $   100      $   100       $   100      $   100
                                         -------      -------      -------      -------       -------      -------
         Total held to maturity ......       100          100          100          100           100          100
                                         -------      -------      -------      -------       -------      -------

Available-for-Sale:
     Mortgage-backed securities ......     1,871        1,866        1,987        1,993         3,205        3,155
     Other debt securities ...........     7,338        7,397        3,442        3,453         4,698        4,599
     Equity securities: ..............     1,001        1,009        1,003        1,150         1,004        1,106
     Net unrealized gain (loss)(1) ...        62            -          164            -           (47)           -
                                         -------      -------      -------      -------       -------      -------
         Total available-for-sale ....    10,272       10,272        6,596        6,596         8,860        8,860
                                         -------      -------      -------      -------       -------      -------

Certificates of deposit ..............         -            -           99           99           198          198
                                         -------      -------      -------      -------       -------      -------
Federal Home Loan Bank Stock .........     1,049        1,049        1,049        1,049           776          776
                                         -------      -------      -------      -------       -------      -------

     Total securities, net ...........   $11,421      $11,421      $ 7,844      $ 7,844       $ 9,835      $ 9,835
                                         =======      =======      =======      =======       =======      =======

____________________
(1) The net unrealized gains (loss) at June 30, 2002, 2001 and 2000 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the "Amortized Cost" of the Company's securities portfolio in the "Carrying Cost," as reflected in the Statements of Financial Condition.

     The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's investment securities at June 30, 2002, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                          At June 30, 2002
                                               ---------------------------------------------------------------------------
                                                       Held-to-Maturity                       Available for Sale
                                               ---------------------------------      ------------------------------------
                                                                        Weighted                                  Weighted
                                               Amortized      Fair       Average      Amortized      Fair          Average
                                                  Cost        Value       Yield         Cost         Value          Yield
                                               ---------    ---------   --------      ---------    ---------      --------
                                                                         (Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
   Due within 1 year ........................   $      -      $     -           -%     $      -     $      -            -%
   Due after 1 year but within 5 years ......          -            -           -             -            -            -
   Due after 5 years but within 10 years ....          -            -           -             -            -            -
   Due after 10 years .......................          -            -           -         1,871        1,866         6.31
                                                --------      -------                  --------     --------
           Total ............................          -            -           -         1,871        1,866         6.31
                                                --------      -------                  --------     --------

U.S. Treasury and Agency:
   Due within 1 year ........................          -            -           -           200          201         5.45
   Due after 1 year but within 5 years ......        100          100        6.01         4,404        4,464         5.04
   Due after 5 years but within 10 years ....          -            -           -         1,250        1,253         4.60
   Due after 10 years .......................          -            -           -           687          670         5.94
                                                --------      -------                  --------     --------
           Total ............................        100          100        6.01         6,541        6,588         5.06
                                                --------      -------                  --------     --------

Corporate & Other:
   Due within 1 year ........................          -            -           -             -            -            -
   Due after 1 year but within 5 years ......          -            -           -           512          509         7.20
   Due after 5 years but within 10 years ....          -            -           -             -            -            -
   Due after 10 years .......................          -            -           -           285          300         4.60
                                                --------      -------                  --------     --------
           Total ............................          -            -           -           797          809         4.60
                                                --------      -------                  --------     --------

Equity Securities: ..........................          -            -           -         1,001        1,009            -
                                                --------      -------                  --------     --------

Total:
   Due within 1 year ........................          -            -           -           200          201         5.45
   Due after 1 year but within 5 years ......        100          100        6.01         4,916        4,973         5.26
   Due after 5 years but within 10 years ....          -            -           -         1,250        1,253            -
   Due after 10 years .......................          -            -           -         2,843        2,836         6.05
   Equity Securities ........................          -            -           -         1,001        1,009            -
Federal Home Loan Bank Stock ................          -            -           -         1,049        1,049            -
                                                                                       --------     --------
   Total ....................................   $    100      $   100        6.01%     $ 11,259     $ 11,321         5.55%
                                                ========      =======                  ========     ========

Sources of Funds

     General. Deposits, loans and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank's funds for use in lending and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of regular (passbook) savings accounts, checking accounts, money market deposit accounts, statement savings accounts, IRAs and certificates of deposit. In recent years, the Bank has offered certificates of deposit with maturities of up to 60 months. At June 30, 2002, the Bank's core deposits (which the Bank considers to consist of checking accounts, regular savings accounts and statement savings accounts) constituted 51.1% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                    For the Year Ended June 30,
                                                    ---------------------------
                                                      2002               2001
                                                    --------           --------
                                                          (In thousands)

Total deposits at beginning of period,
   including accrued interest ....................  $120,074           $102,680
Net increase before interest credited ............    12,472             12,164
Interest credited ................................     4,223              5,230
                                                    --------           --------
Total deposits at end of period ..................  $136,769           $120,074
                                                    ========           ========

     At June 30, 2002, the Bank had approximately $19.2 million in Jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

                                                                      Weighted
                                                     Amount         Average Rate
                                                     ------         ------------
                                                          (In thousands)

   Maturity Period
     Within three months .........................  $  7,168              4.59%
     After three but within six months ...........     4,270              3.30%
     After six but within 12 months ..............     3,693              3.78%
     After 12 months .............................     4,691              5.08%
                                                    --------
              Total ..............................  $ 19,822              4.03%
                                                    ========
                                       17

     The following table sets forth the distribution of the Bank's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                     At June 30,
                                ---------------------------------------------------------------------------------
                                                  2002                                      2001
                                --------------------------------------    ---------------------------------------
                                              Percent of      Weighted                   Percent        Weighted
                                                Total         Average                    of Total       Average
                                  Amount       Deposits         Rate        Amount       Deposits         Rate
                                ----------   -----------    ----------    ---------     ----------     ----------
                                                             (Dollars in thousands)
Noninterest bearing
checking accounts ...........   $   12,382          9.05%         0.00%   $    8,502          7.08%          0.00%

Interest bearing
checking accounts ...........       22,768         16.65%         1.34%       19,195         15.99%          2.37%

Money Market accounts .......        1,467          1.07%         1.30%        1,402          1.17%          2.50%

Savings .....................       33,299         24.35%         2.40%       21,823         18.17%          3.63%

Certificates of deposit .....       66,667         48.74%         3.78%       68,909         57.39%          5.79%

Accrued interest ............          186          0.14%         0.00%          243          0.20%          0.00%
                                ----------   -----------    ----------    ----------    ----------     ----------

     Totals .................   $  136,769        100.00%         4.39%   $  120.074        100.00%          4.39%
                                ==========   ===========    ==========    ==========    ==========     ==========

     The following table presents, by interest rate ranges, the amount of certificate accounts outstanding at June 30, 2002 and the period to maturity.

                                        Period to Maturity at June 30, 2002
                                ---------------------------------------------------
                                Less than      One to         Four to
     Interest Rate Range         One Year    Three years    Five Years      Total
     -------------------        ----------   -----------    ----------    ---------
                                               (Dollars in thousands)
0.00% to 5.99% ..............   $   45,085   $    13,542    $       95    $  58,722
6.00% to 7.99% ..............        5,828         2,117             -        7,945
                                ----------   -----------    ----------    ---------
              Total .........   $   50,913   $    15,659    $       95    $  66,667
                                ==========   ===========    ==========    =========

     Borrowings. The Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Regulation of Federal Savings Banks--Federal Home Loan Bank System." Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 2002, the maximum amount of FHLB advances available to the Bank was $26.3 million. The Bank had advances of $18.9 million at June 30, 2002 from the FHLB. Interest is payable at rates ranging from 2.15% to 6.87%. Advances of $762,500 are due August 2002, $147,424 are due January 2007, $5.0 million are due September 2010, $7.0 million are due November 2010, $4.0 million are due January 2011 and $2.0 million that mature daily.

Subsidiary Activities

     AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. Additional insurance agencies were purchased in April of 1999, December 1999, November 2000 and October 2001. AF Insurance Services, Inc. offers these services in a segregated location at the Company's offices in, Boone, Sparta, Lenoir, Jefferson, Wilkesboro, West Jefferson and Elkin, North Carolina.

AF Brokerage, Inc.

     AF Brokerage, Inc., a wholly owned subsidiary of the Company, was formed in August 1998 for the purpose of selling non-insured investment products through a third-party vendor. During the 2000 fiscal year, AF Brokerage, Inc.'s application for registration was accepted by the NASD and the broker dealer began selling non-insured investment products directly. AF Brokerage, Inc. offers these services in a segregated location at the Company's offices and branch locations.

Personnel

     As of June 30, 2002, the Company had 108 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See "Executive Compensation" for a description of certain compensation and benefit programs offered to the Bank's employees.

                                   REGULATION

General

     The Mutual Holding Company, the Company and the Bank are subject to extensive regulation, examination and supervision by the OTS, as their chartering agency. The Bank's deposit accounts are insured up to applicable limits by the FDIC and it is a member of the FHLB of Atlanta. The Bank must file reports with the OTS concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Company and the Mutual Holding Company, as savings and loan holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS.

     The OTS has significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS or the Congress, could have a material adverse impact on the Company, the Mutual Holding Company or the Bank.

     On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. Where relevant, this regulation section discussed the impact of the GLB Act on the Bank, the Company and the Mutual Holding Company.

     Any change in such laws and regulations, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Bank and the Company and their operations and stockholders.

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

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of the association's unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. At June 30, 2002, the Bank's limit on loans to one borrower was approximately $2.5 million. At June 30, 2002, the Bank's largest aggregate amount of loans to one borrower was $2.0 million and is secured by a mix of one- to four-family and multifamily real estate properties and commercial properties. The second largest borrower had an aggregate balance of approximately $1.5 million, secured by commercial property. At June 30, 2002, all of the loans in both of these lending relationships were performing in accordance with their terms.

     QTL Test. Under federal law, the Bank must comply with the qualified thrift lender or "QTL" test. The QTL test requires the Bank to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, the Bank's total assets less the sum of:

     .    specified liquid assets up to 20% of total assets;

     .    goodwill and other intangible assets; and

     .    the value of property used to conduct the Bank's business.

     The QTL test is also satisfied if the Bank qualifies as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at June 30, 2002, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

     Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

     . a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

     . a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

     . a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

     The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in each respective type of asset.

     OTS regulations define tangible capital, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that qualify as core capital and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The regulations define core capital similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, supplementary capital includes up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2002:

                                                       Capital          Excess
                                    Amount          Requirements       Capital
                                  ----------      ----------------   -----------
                                                   (In thousands)

Core Capital ...................    16,578             6,973            9,605

Risk-based capital .............    17,699            10,893            6,806

     A reconciliation between regulatory capital and GAAP capital at June 30, 2002 in the accompanying financial statements is presented below:

                                                           Core           Risk-Based
                                                          Capital           Capital
                                                        -----------     --------------
                                                                 (In thousands)

GAAP capital ........................................   $    16,618      $    16,618

Net unrealized loss on available for
   sale investment securities, net of tax ...........           (40)             (40)

Unrealized gains on available for
   sale equity securities ...........................             -               36

Allowance for loan losses included as
   supplementary capital ............................             -            1,131

Equity investment and other assets ..................             -              (46)
                                                        -----------      -----------

Regulatory capital ..................................   $    16,578      $    17,699
                                                        ===========      ===========

     Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank's net income for that year plus the Bank's retained net income for the previous two years. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice, unless the specific capital distribution requires an application.

   The OTS may disapprove of a notice or application if:

   .  the Bank would be undercapitalized following the distribution;

   .  the proposed capital distribution raises safety and soundness concerns; or

   . the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

     Liquidity. A federal savings association, such as the Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 2002 totaled $44,000.

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

     Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, the OTS may initiate these enforcement actions in response to violations of laws and regulations and to unsafe or unsound practices.

     Standards for Safety and Soundness. Under federal law, the OTS adopted, a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits and excessive compensation or compensation leading to material financial loss. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

     In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce the order in judicial or administrative proceedings and to impose civil money penalties.

     Prohibitions Against Tying Arrangements. 12 U.S.C. (S) 1972 prohibits federal savings banks from engaging in certain tying arrangements. Under this prohibition, as interpreted by the OTS, a depository institution may not, subject to some exceptions, extend credit to or offer any other service, or fix or vary the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor.

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

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association's capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements." At June 30, 2002, the Bank met the criteria for being considered "well-capitalized."

     Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

     Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions whereby the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulations, the OTS applies different assessment rates that correspond to nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC may raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

     In addition, FDIC regulations require all insured institutions to pay assessments to the FDIC at an annual rate of approximately .0184% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2002, of $1.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirement could reduce the amount the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

         Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings banks, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.

         Federal Reserve System. Under the Federal Reserve Board's regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. Federal Reserve Board regulations generally require that
(a) reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by the Federal Reserve Board, and
(b) a reserve of $1.2 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.

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

         Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company may engage only in the following activities:

         .     investing in the stock of a savings institution;

         . acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

         . merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

         . investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

         . the permissible activities described above for non-grandfathered savings and loan holding companies.

         If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the foregoing activities, and it has a period of two years to cease any non conforming activities and divest any non-conforming investments.

         Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, from acquiring:

         . control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

         . through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

         . control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

         A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

         . in the case of certain emergency acquisitions approved by the FDIC;

         . if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

         . if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

         If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test as set forth in Section 10(m) of the HOLA and OTS regulations, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify.

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

Regulation of Securities Brokerage Activities

         The Company offers non-insured investment products through AF Brokerage, Inc., a wholly owned subsidiary of the Company. AF Brokerage, Inc. is a North Carolina corporation which is registered as a broker-dealer under Section 15 of the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As such, AF Brokerage, Inc. is subject to the supervision, examination and reporting requirements of the SEC, the NASD and the various states in which it conducts business.

Federal Securities Laws

         The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The USA PATRIOT Act

         In response to the events of September 11/th/, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

    . Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

    . Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

    . Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

    . Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

    . Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act of 2002

         On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

    .    the creation of an independent accounting oversight board;
    . auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
    . additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements and the expansion of powers of audit committees;
    . expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;
    .    mandatory disclosure by analysts of potential conflicts of interest;
         and
    .    a range of enhanced penalties for fraud and other violations.

         We do not believe that the Sarbanes-Oxley Act will have a material adverse affect upon our operations in the near term.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Holding Company or the Company. The Bank has not been audited by the Internal Revenue Service for the last eight years.

         For federal income tax purposes, the Bank reports its income on the basis of a taxable year ending June 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. The Bank and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the Mutual Holding Company will own less than 80% of the Common Stock, it will not be a member of such affiliated group and will report its income on a separate return.

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

         Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

         Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because, following completion of the Reorganization, the Mutual Holding Company will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from the Company so long as it owns more than 20% of the common stock.

State Taxation

         Under North Carolina law, the corporate income tax is 6.9% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.0015 applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or
(iii) 55% of the appraised valuation of property in North Carolina.

Item 2.           Properties

         The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Boone, Elkin, Jefferson, Lenoir, Sparta, Warrensville, Wilkesboro and West Jefferson, North Carolina. The Company owns the main office, corporate offices, the Mt. Jefferson Financial Center Office, the Lenoir office and the Jefferson Branch. Additionally, the Company holds an option to acquire land in Boone, North Carolina to construct a Financial Service Center which is expected to be completed during the 2004 fiscal year. Management believes that the Bank's current and planned facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                                                                 Net Book
                                                                        Date Leased or         Lease             Value at
                                                    Leased or Owned        Acquired       Expiration Date     June 30, 2002
                                                    ---------------     --------------    ---------------     -------------
                                                                             (Dollars in thousands)
Corporate Offices..............................           Owned           06/15/2000              --          $1,526,368
21 East Ashe Street
West Jefferson, NC 28694

Insurance and Brokerage Offices................           Owned            06/30/97               --          $  389,198
206 S. Jefferson Avenue
West Jefferson, NC 28694

AF Bank........................................           Owned            06/30/63               --          $  137,878
205 S. Jefferson Avenue
West Jefferson, NC 28694

AF Bank........................................           Owned            05/18/94               --          $  494,705
840 E. Main Street
Jefferson, NC 28640

AF Bank........................................          Leased            08/31/98       08/31/2003*                 --
4951 NC Hwy. 88 West
Warrensville, NC 28693

AF Bank........................................          Leased            01/09/98       12/31/2003*                 --
403 South Main Street
Sparta, NC 28675

AF Bank........................................          Leased            02/26/99       02/26/2003***               --
285 Hwy 105 Ext.
Boone, NC 28607

AF Insurance Services, Inc.....................          Leased            09/01/97       08/31/2002****              --
315 Main Street
North Wilkesboro, NC 28659

AF Insurance Services, Inc.....................           Owned           07/03/2000              --          $   94,067
324 Morganton Blvd., SW
Lenoir, NC 28645

AF Insurance Services, Inc.....................          Leased            12/01/99       11/30/2002**                --
277 A West Main Street
Elkin, NC 28621

AF Insurance Services, Inc.....................          Leased           01/01/2002      01/01/2005**                --
948 Johnson Ridge Road
Elkin, NC 28621

AF Insurance Services, Inc.....................          Leased            12/01/00       09/30/2007                  --
400 Shadowline Drive
Boone, NC 28607

AF Financial Center                                       Owned            04/10/01               --          $1,380,156
1441 Mt. Jefferson Road
West Jefferson, NC 28694

AF Bank                                                  Leased            01/08/01       01/08/11                    --
1489 Mt. Jefferson Road
West Jefferson, NC 28694

________________________________

* Option to renew for two additional five-year periods.
** Option to renew for an additional three-year period.
*** Option to renew two additional one-year periods.
**** Option to renew for three additional one-year periods.

Item 3.   Legal Proceedings

     At June 30, 2002, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or to which any of its property was subject.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.   Market for Common Stock and Related Stockholder Matters

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 2002 Annual Report to Stockholders on page 52, and is incorporated herein by reference.

     Information relating to the payment of dividends by the Registrant appears under "Common Stock" and "Market for the Common Stock" in the Registrant's 2002 Annual Report to Stockholders on page 52, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See "Regulation -- Limitation on Capital Distributions."

     The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2002 and 2001.

Item 6.   Management's Discussion and Analysis

     Certain of the above-captioned information appears under "Selected Financial and Other Data of the Company" "Management's Discussion and Analysis" and in the Registrant's 2002 Annual Report to Stockholders on pages 2 through 3, and 7 through 19 and is incorporated herein by reference.

Item 7.   Financial Statements

     The Financial Statements of AF Bankshares, Inc., together with the report thereon by Larrowe & Company, PLC appears in the Registrant's 2002 Annual Report to Stockholders on pages 20 through 49 and are incorporated herein by reference.

                                                                   Page(s) in
                                                                  Annual Report
                                                                 ---------------

..  Independent Auditor's Report ................................      49
..  Consolidated Statements of Financial Condition,
     June 30, 2002 and 2001 ....................................      20
..  Consolidated Statements of Income
     Years Ended June 30, 2002 and 2001 ........................      21
..  Consolidated Statements of Stockholders' Equity,
     Years Ended June 30, 2002 and 2001 ........................      22
..  Consolidated Statements of Cash Flows,
     Years Ended June 30, 2002 and 2001 ........................      23
..  Notes to Consolidated Financial Statements ..................      25

Item 8. Changes in and Disagreement With Accountants On Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

     The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2002.

Item 10.  Executive Compensation

     The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2002.

     The following table sets forth the aggregate information as of the Company's equity compensation plans as in effect as of June 30, 2002.

-----------------------------------------------------------------------------------------------------------------------
                                           Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of securities
                                       Number of securities                                 remaining available for
                                           to be issued            Weighted-average       future issuance under equity
                                         upon exercise of          exercise price of           compensation plans
                                       outstanding options,       outstanding options,       (excluding securities
Plan category                          warrants and rights        warrants and rights       reflected in column (a))
-------------                          -------------------        -------------------       ------------------------
-----------------------------------------------------------------------------------------------------------------------
                                               (a)                        (b)                          (c)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
   holders .........................          21,707                $        18.50                        --
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   not approved by
   security holders ................              --                            --                        --
                                           ---------
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
     Total .........................          21,707                $        18.50                        --
                                           =========                                              ==========
-----------------------------------------------------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2002.

Item 13.  Exhibits and Reports On Form 8-K

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

          3.1 Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

          3.2       Bylaws of the Company (Incorporated by reference to Exhibit
                    3.2 of the Form 8-A).

          4.1 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

          10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

          10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

          10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

          10.4 Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).*

          13.1      2002 Annual Report to Stockholders, is filed herewith.

          21.1 Subsidiary Information is incorporated herein by reference to "Part I - Subsidiary Activities."

          99.1      Section 906 of the Sarbanes-Oxley Act of 2002 CEO
                    Certification

          99.2      Section 906 of the Sarbanes-Oxley Act of 2002 CFO
                    Certification

          99.3 Proxy Statement for the 2002 Annual Meeting of Stockholders for AF Bankshares, Inc. (previously filed with the Securities and Exchange Commission on September 27, 2002).

          99.4 Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York.

          99.5      Guarantee Agreement of AF Bankshares, Inc. dated July 16,
                    2001

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2002.

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

                                      AF Bankshares, Inc.
                                      (Registrant)


Date: September 30, 2002              By: /s/ James A. Todd
                                          --------------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                           Date
                                                                    ------------------
/s/ James A. Todd                                                   September 30, 2002
---------------------------------------------------
James A. Todd
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Melanie Paisley Miller                                          September 30, 2002
---------------------------------------------------
Melanie Paisley Miller
Executive Vice President, Secretary, Treasurer
  and Chief Financial Officer
(Principal Financial Officer)


/s/ Jan R. Caddell                                                  September 30, 2002
---------------------------------------------------
Jan R. Caddell - Director


/s/ Kenneth R. Greene                                               September 30, 2002
---------------------------------------------------
Kenneth R. Greene - Director


/s/ Donald R. Moore                                                 September 30, 2002
---------------------------------------------------
Donald R. Moore - Director


                                                                    September 30, 2002
---------------------------------------------------
Wayne R. Burgess - Director


/s/ Jimmy D. Reeves                                                 September 30, 2002
---------------------------------------------------
Jimmy D. Reeves - Director


                                                                    September 30, 2002
---------------------------------------------------
Michael M. Sherman - Director


                                                                    September 30, 2002
---------------------------------------------------
Jerry L. Roten - Director

/s/ John D. Weaver                                                     September 30, 2002
-------------------------------------------
John D. Weaver - Director

                                 CERTIFICATIONS

       I, James A. Todd certify that:

1.     I have reviewed this annual report on Form 10-KSB of AF Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 30, 2002                 /s/ James A. Todd
                                          --------------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

       I, Melanie Paisley Miller, certify that:

1.     I have reviewed this annual report on Form 10-KSB of AF Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 30, 2002                 /s/ Melanie Paisley Miller
                                          --------------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer