Form 10KSB/A
period 2002-06-30
AF BANKSHARES INC
filed 2002-10-18
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

         Transitional Small Business Disclosure Format.  Yes  / /   No  /X/

                                EXPLANATORY NOTE

         This Form 10-KSB/A for the fiscal year ended June 30, 2002 is being amended to include the Independent Auditors' Report of McGladrey & Pullen, LLP as of June 30, 2001. No other changes have been made to this Form 10-KSB.

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

                  3.1 Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

                  3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

                  4.1 Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

                  10.1 Employment Agreement with James A. Todd, President and Chief Executive Officer (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

                  10.2 Employment Agreement with Melanie Paisley Miller, Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

                  10.3 Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998).

                  10.4 Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30,
                         1998).

                  13.1   2002 Annual Report to Stockholders.*

                  21.1 Subsidiary Information is incorporated herein by reference to "Part I - Subsidiary Activities of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002."*

                  99.1 Section 906 of the Sarbanes-Oxley Act of 2002 CEO Certification


                  99.2 Section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification

                  99.3 Proxy Statement for the 2002 Annual Meeting of Stockholders for AF Bankshares, Inc. (Incorporated by reference to the Schedule 14A previously filed with the SEC on September 27, 2002).

                  99.4 Independent Auditors' Report of McGladrey & Pullen LLP as of June 30, 2001

         (b)     REPORTS ON FORM 8-K

                 No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2002.

----------

*Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 as filed with the SEC on September 30, 2002.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     AF BANKSHARES, INC.
                                     (Registrant)


Date:  October 18, 2002              By: /s/ James A. Todd
                                        ----------------------------------------
                                        James A. Todd
                                        President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                                            Date

/s/ James A. Todd                                        October 18, 2002
------------------------------------------------
James A. Todd
President, Chief Executive Officer and Director
(Principal Executive Officer)


 /s/ Melanie Paisley Miller                              October 18, 2002
------------------------------------------------
Melanie Paisley Miller
Executive Vice President, Secretary, Treasurer
     and Chief Financial Officer
(Principal Financial Officer)


 /s/ Jan R. Caddell                                      October 18, 2002
------------------------------------------------
Jan R. Caddell - Director


                                                         October __, 2002
------------------------------------------------
Kenneth R. Greene - Director


 /s/ Donald R. Moore                                     October 18, 2002
------------------------------------------------
Donald R. Moore - Director


/s/ Wayne R. Burgess                                     October 18, 2002
------------------------------------------------
Wayne R. Burgess - Director


 /s/ Jimmy D. Reeves                                     October 18, 2002
------------------------------------------------
Jimmy D. Reeves - Director


                                                         October __, 2002
------------------------------------------------
Michael M. Sherman - Director


/s/ Jerry L. Roten                                       October 18, 2002
------------------------------------------------
Jerry L. Roten - Director


                                                         October __, 2002
------------------------------------------------
John D. Weaver - Director

                                 CERTIFICATIONS


         I, James A. Todd certify that:

1. I have reviewed this annual report on Form 10-KSB/A of AF Bankshares, Inc.;

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

Date:  October 18, 2002                  /s/ James A. Todd
                                         ---------------------------------------
                                         James A. Todd
                                         President and Chief Executive Officer

         I, Melanie Paisley Miller, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of AF Bankshares, Inc.;

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

Date:  October 18, 2002       /s/ Melanie Paisley Miller
                              ---------------------------------------
                              Melanie Paisley Miller
                              Executive Vice President, Secretary,
                              Treasurer and Chief Financial Officer