Form 10QSB
period 2002-09-30
AF BANKSHARES INC
filed 2002-11-14
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 2002
                                           ------------------
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________ to

                           Commission File No: 0-24479

                               AF BANKSHARES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Federally Chartered                           56-2098545
         -------------------                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               21 East Ashe Street
                     West Jefferson, North Carolina   28694
                     --------------------------------------
               (Address of principal executive office) (Zip code)

                                 (336)-246-4344
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   U     No
              ----
As of October 31, 2002 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format:  Yes          No   U
                                                   ----         -----

                               AF BANKSHARES, INC.
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                           Pages
                                                                         -----
         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
September 30, 2002 (unaudited) and June 30, 2002                         1
Condensed Consolidated Statements of Income and Comprehensive Income
for the Three Months ended September 30, 2002 and 2001 (unaudited)       2
Condensed Consolidated Statements of Cash Flows for the Three Months
ended September 30, 2002 and 2001 (unaudited)                            3 - 4

Notes to Condensed Consolidated financial statements                     5 - 8

Item 2.  Management's Discussion and Analysis                            9 - 14
         Item 3.  Controls and Procedures                                14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                      15
         Item 2.  Changes in Securities and Use of Proceeds              15
         Item 3.  Defaults upon Senior Securities                        15
         Item 4.  Submission of Matters to a Vote of Security Holders    15
         Item 5.  Other Information                                      15
         Item 6.  Exhibits and Reports on Form 8-K                       15 - 16
         Signatures                                                      17

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002 and June 30, 2002


ASSETS
                                                                 September 30,          June 30,
                                                                     2002                 2002
--------------------------------------------------------------------------------------------------
                                                                 (Unaudited)               Note
Cash and cash equivalents:
   Interest-bearing deposits                                   $  1,247,649          $  4,868,508
   Noninterest-bearing deposits                                   7,428,029             6,351,065
Securities held to maturity                                         100,000               100,000
Securities available for sale                                     7,949,435            10,272,145
Federal Home Loan Bank stock                                      1,257,400             1,049,400
Loans receivable, net                                           152,084,152           143,553,436
Real estate owned                                                   259,500               263,035
Office properties and equipment, net                              5,863,509             5,972,706
Accrued interest receivable on loans                                967,830               857,311
Accrued interest receivable on investment securities                 68,186               128,396
Prepaid expenses and other assets                                 1,146,516             1,569,957
Deferred income taxes, net                                          431,529               460,019
Intangible assets                                                 1,615,446             1,615,446
                                                               ------------          ------------
            TOTAL ASSETS                                       $180,419,181          $177,061,424
                                                               ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Savings deposits                                           $134,565,372          $136,768,838
   Note payable                                                  1,298,462             1,264,624
   Note payable - ESOP                                             144,420               181,420
   Advances from Federal Home Loan Bank                         25,146,999            18,909,924
   Accounts payable and other liabilities                        1,018,326             1,768,576
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                         366,872               391,239
  Capital Securities                                             5,000,000             5,000,000
                                                              ------------          ------------
            TOTAL LIABILITIES                                  167,540,451           164,284,621
                                                              ============          ============

Commitments and Contingencies

Stockholders' Equity:
   Commonstock, par value $.01 per share; authorized 5,000,000 shares; 1,053,678 issued and 1,049,838 outstanding
     shares at September 30, 2002 and June 30, 2002                  10,537               10,537
   Additional paid-in capital                                     4,606,250            4,602,930
   Retained earnings, substantially restricted                    8,255,129            8,200,866
   Accumulated other comprehensive income (loss)                     81,694               37,350
                                                              -------------        -------------
                                                                 12,953,610           12,851,683
    Less the cost of 3,840 shares of treasury stock                 (74,880)             (74,880)
                                                              -------------        -------------
            TOTAL STOCKHOLDERS' EQUITY                           12,878,730           12,776,803
                                                              -------------        -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 180,419,181        $ 177,061,424
                                                              =============        =============

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2002 has been taken from audited financial statements at that date.

AF BANKSHARES, INC. AND SUBSIDIARIES


CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Three Months Ended September 30, 2002 and 2001

                                                              Three Months Ended
                                                                 September 30,
---------------------------------------------------------------------------------------
                                                            2002                2001
---------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                                $ 2,747,721          $ 2,746,520
  Investment securities                                     95,461              140,840
  Interest bearing deposits                                 12,262               75,883
                                                       -----------          -----------
        TOTAL INTEREST INCOME                            2,855,444            2,963,243
                                                       -----------          -----------

Interest expense:
  Deposits                                                 893,356            1,272,505
  Federal Home Loan Bank advances                          252,852              233,940
  Notes payable                                             16,885               19,840
  Capital Securities                                       130,317              113,453
                                                       -----------          -----------
                                                         1,293,410            1,639,738
                                                       -----------          -----------
        NET INTEREST INCOME                              1,562,034            1,323,505
Provision for loan losses                                  112,500              152,900
                                                       -----------          -----------
        NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                      1,449,534            1,170,605
                                                       -----------          -----------

Noninterest income:
  Insurance commissions                                    562,132              494,532
  Other                                                    289,541              189,790
                                                       -----------          -----------
                                                           851,673              684,322
                                                       -----------          -----------
Noninterest expense:
  Compensation and employee benefits                     1,314,303            1,198,424
  Occupancy and Equipment                                  279,765              230,856
  Deposit insurance premiums                                 5,732                5,655
  Computer processing charges                              133,799              111,928
  Amortization                                                   -               35,989
  Other                                                    434,190              367,299
                                                       -----------          -----------
                                                         2,167,789            1,950,151
                                                       -----------          -----------
        INCOME (LOSS) BEFORE INCOME TAXES                  133,418              (95,224)
  Income taxes                                              61,268              (37,281)
                                                       -----------          -----------
        NET INCOME (LOSS)                                   72,150              (57,943)
                                                       -----------          -----------
  Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on securities, net of tax        44,344               59,100
                                                       -----------          -----------
        COMPREHENSIVE INCOME (LOSS)                    $   116,494          $     1,157
                                                       ===========          ===========

  Basic Earnings per share of common stock (Note 3)    $      0.07          $     (0.06)
                                                       ===========          ===========
  Diluted Earnings per share of common stock (Note 3)  $      0.07          $     (0.06)
                                                       ===========          ===========
  Cash dividends per share                             $      0.05          $      0.05
                                                       ===========          ===========


    See Notes to Condensed Consolidated Financial Statements.

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended September 30, 2002 and 2001

                                                                     Three Months Ended
                                                                  2002                 2001
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income (loss)                                           $    72,150       $   (57,943)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
Provision for loan losses and REO                                 112,500           152,900
Provision for depreciation                                        189,503           146,928
Amortization of goodwill and non compete covenants                      -            35,989
Change in operating assets and liabilities:
  Accrued interest receivable                                     (50,309)         (110,259)
  Accrued interest payable                                         19,798          (134,023)
  Prepaid and other assets                                        423,441          (151,988)
  Accounts payable and other liabilities                         (750,250)         (101,997)
  Other                                                            45,058            44,687
                                                              -----------       -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                    61,891          (175,706)
                                                              -----------       -----------
Cash Flows from Investing Activities
  Increase in Federal Home Loan Bank stock                       (208,000)                -
  Purchases of securities available for sale                     (800,000)       (3,650,000)
  Proceeds from securities available for sale                   3,166,600           636,267
  Net originations of loans receivable                         (8,643,216)       (5,255,103)
  Purchases of office properties and equipment                    (80,306)         (499,219)
  Purchase of goodwill and noncompete agreements                        -          (190,000)
                                                              -----------       -----------
      NET CASH USED IN INVESTING ACTIVITIES                    (6,564,922)       (8,958,055)
                                                              -----------       -----------
Cash Flows from Financing Activities
  Net increase in savings deposits                             (2,223,264)        5,914,187
  FHLB Advances                                                 6,237,075           (12,890)
  Notes Payable                                                    (3,162)         (263,208)
  Proceeds from capital securities                                      -         5,000,000
  Dividends paid                                                  (51,513)          (51,790)
                                                              -----------       -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,959,136        10,586,299
                                                              -----------       -----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,543,895)        1,452,538
Cash and cash equivalents:
    Beginning                                                  11,219,573        12,567,765
                                                              -----------       -----------

    Ending                                                    $ 8,675,678       $14,020,303
                                                              ===========       ===========

AF BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
Three Months Ended September 30, 2002 and 2001

                                                                   2002            2001
--------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                              $ 1,247,649       $ 7,449,218
       Noninterest-bearing                                      7,428,029         6,571,085
                                                              -----------       -----------
                                                              $ 8,675,678       $14,020,303
                                                              ===========       ===========
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                               $ 1,387,178       $ 1,406,528
                                                              ===========       ===========
       Income taxes                                           $         -       $    61,000
                                                              ===========       ===========


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

On April 15, 1996, the Board of Directors of Ashe Federal Bank adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering and formed AsheCo, MHC a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to the mutual holding company.

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

At the Company's annual meeting held on November 4, 2002, stockholders approved a resolution to amend Section I of the Company's federal stock charter to change the Company's name from AF Bankshares, Inc. to AF Financial Group. Management believes that the name "AF Financial Group" more accurately reflects its transition from banking to financial services provider and that the new name will assist potential clients and customers in recognizing the Company as a full service financial services provider.

Management believes that the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and securities brokerage. Further, management believes that failure to offer insurance and brokerage services in addition to traditional `banking only' services would impair the Company's growth and make retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., that currently conducts brokerage services from two offices in West Jefferson, and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. During the fiscal year ended June 30, 2002, AF Brokerage entered into a service contract with a non-affiliated community bank in Monroe, North Carolina, to provide investment services to the bank's customers through a dual employee arrangement. This move signals the first step in the brokerage firm's intent to enter and expand its business into the arena of third party providers for non-competitive client financial institutions in North Carolina. Management continues to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, which would enhance the Company's long term value and earnings potential.

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

Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001 AF Bank opened the only financial institution outlet located inside the new Wal-Mart in West Jefferson, North Carolina. In May 2002 the Company opened a freestanding full-service branch adjacent to Wal-Mart in West Jefferson, North Carolina. Thus, customers now enjoy the convenience of banking inside where they shop, as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM), drive-through lanes, and a commercial depository. Also, the Company has just added a new Customer Call Center allowing customers to speak with a banking representative by phone from 7 a.m. until 10 p.m. Monday through Friday.

Later this year, the Company will be adding two important new services designed to both strengthen existing customer financial relationships, as well as attract new customers and clients: check imaging, and online banking. Check imaging will provide the Company's checking customers with the space-saving option of receiving imaged statements showing their cancelled checks each month, instead of bulky stacks of returned checks. And online banking will give customers the ability to bank directly through their computers -- 24 hours a day, seven days a week.

Additionally, the Company holds an option to acquire land in Boone, North Carolina to construct a Financial Service Center which is expected to be completed during the 2004 fiscal year. The new Financial Center is expected to cost approximately $5.5 million and will combine banking, insurance and investments into one convenient location in the Watagua county market. Two floors of the proposed four-story facility will be offered for lease to the professional and medical community. The Company continues to seek opportunities to increase the market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. In the same year, the Company issued 2,000 of these shares. During the year ended June 30, 2002, the Company issued 460 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.



NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2002, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2003.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2002 financial statements, which are included by reference in the Company's Form 10-KSB for the year ended June 30, 2002.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three-month period ended September 30, 2002 are based on weighted averages of 1,039,857 assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the first quarter of fiscal year ending June 2003, and because the average market price is lower then the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $25,146,999 and $18,909,924 at September 30, 2002 and June 30, 2002 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at September 30, 2002 is payable at rates ranging from 2.17% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $146,999 are due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010, $4.0 million is due January 2011, $5.0 million is due September 2012 and $4.0 million is due daily.

The Company had Notes Payable outstanding of $1,298,462 and $1,264,624 at September 30, 2002 and June 30, 2002, respectively. Interest at September 30, 2002 is payable at rates ranging from 1.69% to 5.50% with maturities between 1 and 7 years.

NOTE 5.  CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $186,756 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

NOTE 6.  DIVIDENDS DECLARED

On September 16, 2002, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of September 19, 2002 and payable on October 2, 2002. The dividends declared were accrued and reported in accounts payable and other liabilities in the September 30, 2002 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of the Statement, on July 1, 2002, the Company eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. Upon adoption of the Statement, the Company had no impairment of goodwill, but will reevaluate the carrying value of goodwill and other intangible assets at least annually. The Company expects to perform this reevaluation as of March 31 in each of its fiscal years.

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

Management has long recognized the dramatically changing dynamics of the delivery system for financial services in this country. Both individuals and businesses now look to a broadening array of sources for needed (or wanted) financial products. Individuals and families are opening FDIC insured savings accounts at brokerage houses; they are purchasing mutual funds and annuities through offices of banking organizations; and they are using the services of non-bank financial planners to plan their retirements and their children's education needs. Companies are increasingly taking their cash management function to independent brokers or insurance company representatives; they are investing idle cash through discount brokerages on the internet; and they are establishing letters and lines of credit with investment bankers, indirect credit companies and others.

The Company now has a foundation to successfully compete in its established markets. In all AF Bank markets, the Company has the capability to deliver comprehensive insurance services through its insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. In order to project an imagine as a full service financial provider to potential clients and customers, the Company's stockholders approved a resolution to amend the Company's federal stock charter to change the Company's name from AF Bankshares, Inc. to AF Financial Group. The challenge facing management is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer AF customers, clients and prospects these services. It is a challenge management is working hard to meet.

To enhance and expand its service delivery channels, the Company recently introduced a new Call Center, allowing banking customers access to a live banking representative by telephone from 7 a.m. until 10 p.m., Monday through Friday. In the near future, Online Banking will be added to provide customers with the ability to bank direct through their computers 24 hours a day, seven days a week. Also, Check Imaging is scheduled for introduction during the current fiscal year, giving checking customers the added option of receiving imaged statements showing all their cancelled checks -- instead of bulky stacks of returned checks each month. These, and other planned improvements, are all intended to improve the viability and DESIRABILITY of the Company's delivery platform.

In coming years, management believes that the Company's established foundation and emerging platform will drive the Company's long-term viability as a competitively superior financial services provider in all markets.

Management is optimistic about the future of the Company. Management and the board of directors continue to be pleased with the progess of the Company, particularly in light of the investments required (i.e., slightly lower short-term earnings) to accomplish the goals of the long-term strategic plan.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND JUNE 30, 2002:

Total assets increased by $3.3 million, or 1.9%, to $180.4 million at September 30, 2002 from $177.1 million at June 30, 2002. The increase in assets was primarily the result of an increase of $8.5 million, or 5.9%, in loans receivable, net, from June 30, 2002 to September 30, 2002. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. Increases in net loans outstanding, were primarily funded by an increase of $6.2 million in advances from the Federal Home Loan Bank, a decrease of $2.3 million in securities available for sale and a decrease of $2.5 million in cash and cash equivalents.

Securities available for sale decreased $2.4 million or 23.3% to $7.9 million at September 30, 2002 from $10.3 million at June 30, 2002. This decrease was due to maturing investments and management's decision to use the liquidity to fund loan demand. At September 30, 2002, the Company's investment portfolio had approximately $81,694 in net unrealized gains.

The Bank's deposits decreased by $2.2 million, or 1.6%, from $136.8 million at June 30, 2002 to $134.6 million at September 30, 2002. Management believes that the decrease in deposits is attributable to the decrease in balances in savings and transaction accounts. During the three-month period ending September 30, 2002, the Bank's savings and transaction accounts decreased approximately $4.4 million with a net gain of 88 new accounts. This decrease was partially offset by an increase of $2.2 million in the Bank's certificates of deposits. Management intends to focus its marketing efforts and to offer new products to increase the lower cost core deposits.

At September 30, 2002, retained earnings had increased $54,263, or 0.7%, to $8.3 million as a result of net income of $72,150, an increase for the fair market value for ESOP stock in the amount of $33,626, and a reduction for dividends of $51,513. At September 30, 2002, the Bank's regulatory capital amounted to $16.8 million compared to $16.6 million at June 30, 2002, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $435,835 at September 30, 2002 compared to $460,041 at June 30, 2002. The Bank recognized net charge offs of approximately $88,400 during the three-month period ended September 30, 2002 compared to net charge offs of $101,000 for the comparable period ended September 30, 2001. The level of net charge offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $112,500 provision for loan loss allowance was made during the three-month period ended September 30, 2002. Similar loan loss provisions in future periods are uncertain; however, management expects to have a similar level of provision expense for the second quarter.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

The Company had net income for the three-month period ended September 30, 2002 of $72,150 compared to a net loss of $57,943 during the same period in 2001. Changes in net income during the comparable three-month period were attributable to an increase in the net interest income after provision for loan losses and an increase in insurance commissions. The increases in income were partially offset by increased compensation expense, occupancy expenses and computer processing charges associated with the remodeling costs of the Sparta facility and the new Financial Center located on Mount Jefferson Road in West Jefferson, North Carolina. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income decreased by $107,799 or 3.6% from $2,963,243 for the three-month period ended September 30, 2001 to $2,855,444 for the three-month period ended September 30, 2002. Interest income from interest-bearing deposits decreased $63,621 or 83.8% from $75,883 for the three-month period ended September 30, 2001 to $12,262 for the three-month period ended September 30, 2002. Interest income from investment securities decreased $45,379 or 32.2% from $140,840 for the three-month period ended September 30, 2001 to $95,461 for the three-month period ended September 30, 2002. The decrease in interest income was primarily due to the reduction in interest rates during the periods and the decrease of the volume of interest-bearing deposits and securities available for sale. The decrease in interest-bearing deposits and securities available for sale was used to fund loan demand and offset the decrease in savings deposits.

INTEREST EXPENSE. Interest expense decreased by $346,328 or 21.1% to $1,293,410 for the three-month period ended September 30, 2002 from $1,639,738 for the three months ended September 30, 2001. Interest expense on deposits decreased by $379,149 or 29.8% to $893,356 for the three months ended September 30, 2002 from $1,272,505 for the three months ended September 30, 2001. This decrease is the result of the 1.28% decrease in the institution's weighted average rate of deposits during the twelve-month period ended September 30, 2002.

NET INTEREST INCOME. Net interest income increased by $238,529 or 18.0% from $1,323,505 for the three-month period ended September 30, 2001 to $1,562,034 for the three-month period ended September 30, 2002. The increase is a result of a drop in the institution's weighted average rate paid for deposits, partially offset by the reduction of the weighted average loan rates and the increase in net loans outstanding.

PROVISION FOR LOAN LOSSES. Management made additional provision in the amount of $112,500 to the allowance for loan losses during the three-month period ended September 30, 2002, compared to a $152,900 provision for loan losses made during the three-month period ended September 30, 2001. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three-month period ended September 30, 2002 based upon an analysis of the quality of its loan portfolio. At September 30, 2002, the Bank's level of general valuation allowances for loan losses amounted to $1.2 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $167,351, or 24.5%, from $684,322 for the three-month period ended September 30, 2001 to $851,673 for the three months ended September 30, 2002. The increase for the three months ended September 30, 2002, was primarily attributable to increased revenues generated from insurance sales and increases in transaction fees on deposit accounts during the three months ended September 30, 2002. The increased revenue generated from insurance sales is due to widening market penetration and is expected to continue to produce new growth in non-interest income. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and more aggressive collection efforts.

NON-INTEREST EXPENSE. Non-interest expense increased by $217,638 or 11.2% from $1,950,151 for the three months ended September 30, 2001 to $2,167,789 for the three months ended September 30, 2002. Increases in non-interest expense for the three-month period ended September 30, 2002 are primarily attributable to an increase in compensation costs, occupancy expenses and computer processing charges associated with the remodeling costs of the Sparta facility and increased staffing for the Financial Service Center located on Mount Jefferson Road West Jefferson, North Carolina. Compensation costs increased by $115,879 or 9.7% for the three-month period ended September 30, 2002. Occupancy costs increased by $48,909, or 21.2% for the three month-period ended September 30, 2002.

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

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB and use the wholesale deposit markets. At September 30, 2002, the Company had borrowings of $25.1 million from the FHLB.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $50.4 million at September 30, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

As of September 30, 2002, cash and cash equivalents, a significant source of liquidity, totaled $8.7 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. The Company's capital position and liquidity are in excellent shape by any objective benchmark or comparison.


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

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on the Company's operations, management has implemented an asset/liability program designed to improve the Company's interest rate risk exposure. The program emphasizes the originations of three and five-year fixed rate balloon mortgages, adjustable rate mortgages, selling long term fixed rate loans to the secondary market, shorter term consumer and commercial loans, the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of deposit accounts that can be repriced rapidly.

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

Management believes that the Company's asset/liability management program continues to function as a useful financial management tool; adequately providing for the safe, sound and prudent management of the Company's exposure to changes in interest rates.

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


ITEM 3.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

                                         AF BANKSHARES, INC.


Dated November 13, 2002                  By:  /s/ James A. Todd
      -----------------                      ---------------------------------
                                         James A. Todd
                                         President and Chief Executive Officer

Dated November 13, 2002                  By:  /s/ Melaie Paisley Miller
      -----------------                      ---------------------------------
                                         Melanie Paisley Miller
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer

                                 CERTIFICATIONS



          I, James A. Todd certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AF Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                 /s/ James A. Todd
                                         ------------------------------------
                                         James A. Todd
                                         President and Chief Executive Officer

   I,   Melanie Paisley Miller, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of AF Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002        /s/ Melanie Paisley Miller
                                ---------------------------------
                                Melanie Paisley Miller
                                Executive Vice President, Secretary, Treasurer
                                and Chief Financial Office

                                  CERTIFICATION
                      (PURSUANT TO 18 U.S.C. SECTION 1350)

The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-QSB filed by AF Bankshares, Inc. (the "Company") for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               AF BANKSHARES, INC.


Dated November 13, 2002                  By:   /s/ James A. Todd
                                               -------------------------------
                                         James A. Todd
                                         President and Chief Executive Officer

Dated November 13, 2002                  By:   /s/ Melanie Paisley Miller
                                               -------------------------------
                                         Melanie Paisley Miller
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer