Form 10QSB
period 2002-12-31
AF FINANCIAL GROUP
filed 2003-02-13
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   December 31, 2002
                                           -----------------
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------

                           Commission File No: 0-24479

                               AF FINANCIAL GROUP
                               ------------------
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

                                 (336) 246-4344
                           (Issuer's telephone number)

                               AF Bankshares, Inc.
                               -------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   U     No
     ---        ---

As of January 31, 2003 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format: Yes       No    U
                                                   ---        ---


                               AF FINANCIAL GROUP
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----

         Item 1.  Financial Statements
Condensed Consolidated Statements of Financial Condition as of
December 31, 2002 (unaudited) and June 30, 2002                                         1
Condensed Consolidated Statements of Income and Comprehensive Income for
the Three and Six Months ended December 31, 2002 and 2001 (unaudited)                   2
Condensed Consolidated Statements of Cash Flows for the Six Months ended
December 31, 2002 and 2001 (unaudited)                                                  3 - 4

Notes to Condensed Consolidated financial statements                                    5 - 8

Item 2.  Management's Discussion and Analysis                                           9 - 14
         Item 3.  Controls and Procedures                                               14-15

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     16
         Item 2.  Changes in Securities and Use of Proceeds                             16
         Item 3.  Defaults upon Senior Securities                                       16
         Item 4.  Submission of Matters to a Vote of Security Holders                   16
         Item 5.  Other Information                                                     16
         Item 6.  Exhibits and Reports on Form 8-K                                      16
         Signatures                                                                     17

AF FINANCIAL GROUP AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2002 and June 30, 2002


ASSETS
                                                                 December 31,     June 30,
                                                                    2002            2002
---------------------------------------------------------------------------------------------
                                                                 (Unaudited)        Note
Cash and cash equivalents:
   Interest-bearing deposits                                 $      1,024,220  $    4,868,508
   Noninterest-bearing deposits                                     8,995,106       6,351,065
Securities held to maturity                                           100,000         100,000
Securities available for sale                                       6,843,693      10,272,145
Federal Home Loan Bank stock                                        1,357,400       1,049,400
Loans receivable, net                                             154,263,756     143,553,436
Real estate owned                                                       3,800         263,035
Office properties and equipment, net                                7,382,579       5,972,706
Accrued interest receivable on loans                                  895,244         857,311
Accrued interest receivable on investment securities                   84,118         128,396
Prepaid expenses and other assets                                   1,481,294       1,569,957
Deferred income taxes, net                                            443,417         460,019
Intangible assets                                                   1,615,446       1,615,446
                                                                ------------------------------
                              Total assets                   $    184,490,073  $  177,061,424
                                                                ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Savings deposits                                          $    142,330,299  $  136,768,838
   Note payable                                                     1,280,676       1,264,624
   Note payable - ESOP                                                144,420         181,420
   Advances from Federal Home Loan Bank                            21,146,566      18,909,924
   Accounts payable and other liabilities                           1,327,992       1,768,576
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                            383,890         391,239
  Capital Securities                                                5,000,000       5,000,000
                                                                ------------------------------
                              Total liabilities                   171,613,843     164,284,621
                                                                ------------------------------

Commitments and Contingencies

Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,838 outstanding shares
          at December 31, 2002 and June 30, 2002                       10,537          10,537
   Additional paid-in capital                                       4,609,858       4,602,930
   Retained earnings, substantially restricted                      8,267,511       8,200,866
   Accumulated other comprehensive income (loss)                       63,204          37,350
                                                                ------------------------------
                                                                   12,951,110      12,851,683
    Less the cost of 3,840 shares of treasury stock                   (74,880)        (74,880)
                                                                ------------------------------
                              Total stockholders' equity           12,876,230      12,776,803
                                                                ------------------------------
                                                                ------------------------------
                              Total liabilities and
                              stockholders' equity           $    184,490,073  $  177,061,424
                                                                ==============================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2002 has been taken from audited financial statements at that date.

AF FINANCIAL GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Three and Six Months Ended December 31, 2002 and 2001

                                               Three Months Ended     Six Months Ended
                                                  December 31,          December 31,
-----------------------------------------------------------------------------------------
                                                2002       2001       2002        2001
-----------------------------------------------------------------------------------------

Interest and dividend income:


   Loans                                     $2,841,397 $2,661,260 $5,589,118 $ 5,407,780
   Investment securities                         94,004    151,632    189,465     292,472
   Interest bearing deposits                     13,262     48,978     25,524     124,861
                                              --------------------- ---------------------
                   Total interest income      2,948,663  2,861,870  5,804,107   5,825,113
                                              --------------------- ---------------------

Interest expense:
   Deposits                                     893,088  1,122,661  1,786,444   2,395,166
   Federal Home Loan Bank advances              270,679    233,563    523,531     467,503
   Notes payable                                 17,661     18,287     34,546      38,127
   Capital Securities                           129,510    127,996    259,827     241,449
                                              --------------------- ---------------------
                                              1,310,938  1,502,507  2,604,348   3,142,245
                                              --------------------- ---------------------
                   Net interest income        1,637,725  1,359,363  3,199,759   2,682,868
Provision for loan losses                        35,200    136,000    147,700     288,900
                                              --------------------- ---------------------
                   Net interest income
                   after provision for
                   loan losses                1,602,525  1,223,363  3,052,059   2,393,968
                                             --------------------- ----------------------

Noninterest income:
   Insurance commissions                        567,168    496,664  1,129,300     991,196
   Gain on sale of investments
   available for sale                               -      138,997        -       138,997
   Other                                        269,342    224,920    558,883     414,710
                                              --------------------- ---------------------
                                                836,510    860,581  1,688,183  1,544,903
                                              --------------------- ---------------------
Noninterest expense:
   Compensation and employee benefits         1,399,041  1,352,344  2,713,344   2,550,768
   Occupancy and Equipment                      282,652    248,935    562,417     479,791
   Deposit insurance premiums                     5,688      5,414     11,420      11,069
   Computer processing charges                  135,057    124,911    268,856     236,839
   Amortization                                     -       39,156        -        75,145
   Other                                        470,061    443,849    904,251     811,148
                                              --------------------- ---------------------
                                              2,292,499  2,214,609  4,460,288   4,164,760
                                              --------------------- ---------------------
                   Income (loss) before
                   income taxes:                146,536   (130,665)   279,954   (225,889)
   Income taxes                                  74,930    (50,953)   136,198    (88,234)
                                              --------------------- ---------------------
                   Net income (loss)             71,606    (79,712)   143,756   (137,655)
                                              --------------------- ---------------------
   Other comprehensive income (loss), net of tax:

     Unrealized gain (loss) on securities, net
     of tax:                                    (18,490)  (129,694)    25,854    (70,593)

     Less:  reclassification adjustment for
     gains included in net income,
     net of tax                                     -       95,908        -       95,908
                                              --------------------- ---------------------
                  Comprehensive income (loss)$   53,116 $ (305,314)$  169,610  $(304,156)
                                              ========== ========== ==========  =========

   Basic Earnings per share of common stock
   (Note 3)                                  $     0.07      (0.08)      0.14  $   (0.13)
                                              ========== ========== ==========  =========
   Diluted Earnings per share of common stock
   (Note                                     $     0.07      (0.08)      0.14 $    (0.13)
                                              ========== ========== ==========  =========
   Cash dividends per share                  $     0.05       0.05       0.10  $    0.10
                                              ========== ========== ==========  =========


   See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                                                                               Six Months Ended
                                                                                           2002                 2001
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                           $           143,756   $         (137,655)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Provision for loan losses and REO                                                    147,700             288,900
       Provision for depreciation                                                           380,451             296,248
       Amortization of goodwill and non compete covenants                                       -               75,146
       Change in operating assets and liabilities:
           Accrued interest receivable                                                        6,345               1,374
           Accrued interest payable                                                         135,137             (45,198)
           Prepaid and other assets                                                          76,671            (119,286)
           Accounts payable and other liabilities                                          (440,584)           (406,358)
           Other                                                                             74,937             154,483
                                                                                ---------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                          524,413             107,654
                                                                                ---------------------------------------
Cash Flows from Investing Activities
    Increase in Federal Home Loan Bank stock                                               (308,000)                -
    Purchases of securities available for sale                                           (1,235,000)         (4,653,681)
    Proceeds from securities available for sale                                           4,661,817           2,391,477
    Net originations of loans receivable                                                (10,858,020)         (7,933,071)
    Purchases of office properties and equipment                                         (1,796,887)         (1,087,337)
    Purchase of goodwill and noncompete agreements                                              -              (190,000)
    Proceeds from sale of properties and equipment                                            6,562                 -
    Proceeds from sale of real estate owned                                                 253,837                 -
                                                                                ---------------------------------------
                         NET CASH USED IN INVESTING ACTIVITIES                           (9,275,691)        (11,472,612)
                                                                                ---------------------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                      5,438,316           9,022,624
    FHLB Advances                                                                         2,236,642             (25,787)
    Notes Payable                                                                           (20,948)           (128,199)
    Proceeds from capital securities                                                             -            5,000,000
    Dividends paid                                                                         (102,979)           (103,612)
                                                                                ---------------------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                        7,551,031          13,765,026
                                                                                ---------------------------------------
                         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,200,247)          2,400,068
Cash and cash equivalents:
    Beginning                                                                            11,219,573          12,567,765
                                                                                ---------------------------------------

    Ending                                                                      $        10,019,326   $      14,967,833
                                                                                =======================================


AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                                     2002                  2001
------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $           1,024,220 $           7,443,192
       Noninterest-bearing                                                              8,995,106             7,524,641
                                                                              ------------------------------------------
                                                                            $          10,019,326 $          14,967,833
                                                                              ==========================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $           2,469,211 $           2,823,778
                                                                              ==========================================
       Income taxes                                                         $                 293 $             133,672
                                                                              ==========================================

See Notes to Condensed Consolidated Financial Statements.


                               AF FINANCIAL GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.NATURE OF BUSINESS

AF Financial Group (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank"), which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. The Company has an insurance subsidiary headquartered in West Jefferson, North Carolina, operating as AF Insurance Services, Inc. with branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and Wilkesboro, North Carolina. The Company has a brokerage service subsidiary headquartered in West Jefferson, North Carolina, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties; as well as Union County, North Carolina, through a third party arrangement with a bank in Monroe, North Carolina.

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

Of course, management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001 AF Bank opened the only financial institution outlet located inside the Wal-Mart in West Jefferson, North Carolina. In May 2002 the Company opened a freestanding full-service branch adjacent to Wal-Mart in West Jefferson, North Carolina. Thus, customers now enjoy the convenience of banking inside where they shop, as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM), drive-through lanes, and a commercial depository. Also, the Company has just added a new Customer Call Center allowing customers to speak with a banking representative by phone from 7 a.m. until 10 p.m. Monday through Friday.

During the quarter ended December 31, 2002, the Company added online banking to the services it currently offers. Later in the year, the Company plans to add check imaging to its services. Both of these important new services are designed to both strengthen existing customer financial relationships, as well as attract new customers and clients. Check imaging will provide the Company's checking customers with the space-saving option of receiving imaged statements showing their cancelled checks each month, instead of bulky stacks of returned checks. And online banking gives customers the ability to bank directly through their computers -- 24 hours a day, seven days a week.

Additionally, the Company acquired land in Boone, North Carolina to construct a Financial Service Center which is expected to be completed during the 2004 fiscal year. The new Financial Center is expected to cost approximately $6.7 million and will combine banking, insurance and investments into one convenient location in the Watagua county market. Two floors of the proposed four-story facility will be offered for lease to the professional and medical community. The Company continues to seek opportunities to increase the market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. In the same year, the Company issued 2,000 of these shares. During the year ended June 30, 2002, the Company issued 460 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.


NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2002, which is extracted from audited financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month period ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2003.

The accounting policies followed are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2002 financial statements, which are included by reference in the Company's Form 10-KSB for the year ended June 30, 2002.

NOTE 3.   EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and six month period ended December 31, 2002 are based on weighted averages of 1,040,784 and 1,040,320, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the second quarter of fiscal year ending June 2003, and because the average market price is lower than the exercise price of $18.50, the incremental shares, are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4.  FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $21,146,566 and $18,909,924 at December 31, 2002 and June 30, 2002 respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at December 31, 2002 is payable at rates ranging from 3.50% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $146,566 are due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010, $4.0 million is due January 2011 and $5.0 million is due September 2012.

The Company had Notes Payable outstanding of $1,280,676 and $1,264,624 at December 31, 2002 and June 30, 2002, respectively. Interest at December 31, 2002 is payable at rates ranging from 1.00% to 5.50% with maturities between 1 and 7 years.

NOTE 5.  CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $185,137 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

NOTE 6.  DIVIDENDS DECLARED

On December 16, 2002, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of December 19, 2002 and payable on January 2, 2003. The dividends declared were accrued and reported in accounts payable and other liabilities in the December 31, 2002 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of the Statement, on July 1, 2002, the Company eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. On December 31, 2002, the Company had no impairment of goodwill, but will reevaluate the carrying value of goodwill and other intangible assets at least annually. The Company expects to perform this reevaluation as of March 31 in each of its fiscal years.

                               AF FINANCIAL GROUP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

To enhance and expand its service delivery channels, the Company recently introduced a new Call Center, allowing banking customers access to a live banking representative by telephone from 7 a.m. until 10 p.m., Monday through Friday and Online Banking to provide customers with the ability to bank direct through their computers 24 hours a day, seven days a week. Also, Check Imaging is scheduled for introduction during the current fiscal year, giving checking customers the added option of receiving imaged statements showing all their cancelled checks -- instead of bulky stacks of returned checks each month. These, and other planned improvements, are all intended to improve the viability and DESIRABILITY of the Company's delivery platform.

In coming years, management believes that the Company's established foundation and emerging platform will drive the Company's long-term viability as a competitively superior financial services provider in all markets.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND JUNE 30, 2002:

Total assets increased by $7.4 million, or 4.2%, to $184.5 million at December 31, 2002 from $177.1 million at June 30, 2002. The increase in assets was primarily the result of an increase of $10.7 million, or 7.5%, in loans receivable, net and an increase of $1.4 million, or 23.6%, in office properties and equipment, net, from June 30, 2002 to December 31, 2002. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in net office properties and equipment was primarily due to the purchase of property in Boone, North Carolina to construct a new Financial Service Center. Increases in net loans outstanding and net office properties and equipment, were primarily funded by an increase of $5.6 million in savings deposits and a $2.2 million increase in advances from the Federal Home Loan Bank.

Securities available for sale decreased $3.4 million or 33.4% to $6.8 million at December 31, 2002 from $10.3 million at June 30, 2002. This decrease was due to maturing investments and management's decision to use the liquidity to fund loan demand. At December 31, 2002, the Company's investment portfolio had approximately $63,204 in net unrealized gains.

The Bank's deposits increased by $5.6 million, or 4.1%, from $136.8 million at June 30, 2002 to $142.3 million at December 31, 2002. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. Management intends to focus its marketing efforts and to offer new products to increase the lower cost core deposits.

At December 31, 2002, retained earnings had increased $66,645, or 0.8%, to $8.3 million as a result of net income of $143,756, an increase for the fair market value for ESOP stock in the amount of $25,868, and a reduction for dividends of $102,979. At December 31, 2002, the Bank's regulatory capital amounted to $17.0 million compared to $16.6 million at June 30, 2002, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $806,550 at December 31, 2002 compared to $460,041 at June 30, 2002. The Bank recognized net charge offs of approximately $154,044 during the six-month period ended December 31, 2002 compared to net charge offs of $210,300 for the comparable period ended December 31, 2001. The level of net charge offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $147,700 provision for loan loss allowance was made during the six-month period ended December 31, 2002. Similar loan loss provisions in future periods are uncertain; however, management expects to have a similar level of provision expense for the third quarter of the current fiscal year.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001:

The Company had net income for the three-month period ended December 31, 2002 of $71,606 compared a net loss of $79,712 during the same period in 2001. The Company had net income of $143,756 for the six-month period ended December 31, 2002 compared to a net loss of $137,655 during the six-month period ended December 31, 2001. Changes in net income during the comparable three and six month periods were attributable to: an increase in the net interest income after provision for loan losses and an increase in insurance commissions. The increases in income were partially offset by increased compensation expense, occupancy expenses and computer processing charges associated with the remodeling costs of the Sparta facility and the new Financial Center located on Mount Jefferson Road in West Jefferson, North Carolina. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

INTEREST INCOME. Interest income increased by $86,793 or 3.0% from $2,861,870 for the three-month period ended December 31, 2001 to $2,948,663 for the three-month period ended December 31, 2002. Interest income decreased by $21,006 or 0.4% from $5,825,113 for the six-month period ended December 31, 2001 to $5,804,107 for the six-month period ended December 31, 2002. Interest income from loans increased $180,137 or 6.8% from $2,661,260 for the three-month period ended December 31, 2001 to $2,841,397 for the three-month period ended December 31, 2002. Interest income from loans increased $181,338 or 3.4% from $5,407,780 for the six-month period ended December 31, 2001 to $5,589,118 for the six-month period ended December 31, 2002. The increase in interest income from loans was attributable to a change in the volume and rate of net loans receivable and was offset by decreases in interest income from investment securities and interest bearing accounts in the three and six month period ended December 31, 2002. Even though the weighted average rate on portfolio loans declined from the prior periods, the interest income from the increase in outstanding balances out weighs the decline in income resulting from the decline in the weighted average rate; therefore, during the current period income generated from the increase in balances (volume) offset the decline in earnings resulting from the decline in weighted average rate.

INTEREST EXPENSE. Interest expense decreased by $191,569 or 12.8% to $1,310,938 for the three-month period ended December 31, 2002 from $1,502,507 for the three months ended December 31, 2001. Interest expense decreased by $537,897 or 17.1% to $2,604,348 for the six-month period ended December 31, 2002 from $3,142,245 for the six-month period ended December 31, 2001. Interest expense on deposits decreased by $229,573 or 20.5% to $893,088 for the three months ended December 31, 2002 from $1,122,661 for the three months ended December 31, 2001. This decrease is the result of the 0.7% decrease in the institution's weighted average rate of deposits during the twelve-month period ended December 31, 2002.

NET INTEREST INCOME. Net interest income increased by $278,362 or 20.5% from $1,359,363 for the three-month period ended December 31, 2001 to $1,637,725 for the three-month period ended December 31, 2002. Net interest income increased by $516,891 or 19.3% from $2,682,868 for the six-month period ended December 31, 2001 to $3,199,759 for the six-month period ended December 31, 2002. The increase is a result of a drop in the institution's weighted average rate paid for deposits, partially offset by the reduction of the weighted average loan rates and the increase in net loans outstanding.

PROVISION FOR LOAN LOSSES. Management made additional provision in the amount of $35,200 to the allowance for loan losses during the three-month period ended December 31, 2002, compared to a $136,000 provision for loan losses made during the three-month period ended December 31, 2001. Management made additional provision in the amount of $147,700 to the allowance for loan losses during the six-month period ended December 31, 2002, compared to a $288,900 provision for loan losses made during the six-month period ended December 31, 2001. Provisions, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and six month period ended December 31, 2002 based upon an analysis of the quality of its loan portfolio. At December 31, 2002, the Bank's level of general valuation allowances for loan losses amounted to $1.2 million which management believes is adequate to absorb any existing losses in its loan portfolio.

NON-INTEREST INCOME. Non-interest income decreased by $24,071 or 2.8% from $860,581 for the three-month period ended December 31, 2001 to $836,510 for the three months ended December 31, 2002. Non-interest income increased by $143,280 or 9.3% from $1,544,903 for the six-month period ended December 31, 2001 to $1,688,183 for the six-month period ended December 31, 2002. Non-interest income for the three months ended December 31, 2002 decreased because the Company did not make any sales of investment securities during the three-month period ended December 31, 2002 compared to a gain of $138,997 being recognized during the three-month period ended December 31, 2001. Rather than take gains on sale of securities, management allowed investment securities to mature. As investment securities matured, the Company used the liquidity to fund loan growth rather than the purchase of investment securities. The decrease in non-interest income was partially offset by an increase of $70,504 in insurance commissions. The increase in non-interest income during the six-month period ended December 31, 2002 was primarily attributable to increased revenues generated from insurance sales and increases in transaction fees on deposit accounts during the six months ended December 31, 2002. The increased revenue generated from insurance sales is due to widening market penetration and increase in premiums and is expected to continue to produce new growth in non-interest income. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and more aggressive collection efforts.

 NON-INTEREST EXPENSE. Non-interest expense increased by $77,890 or 3.5% from $2,214,609 for the three months ended December 31, 2001 to $2,292,499 for the three months ended December 31, 2002. Non-interest expense increased by $295,528 or 7.1% from $4,164,760 for the six-month period ended December 31, 2001 to $4,460,288 for the six-month period ended December 31, 2002. Increases in non-interest expense for the three and six month period ended December 31, 2002 are primarily attributable to an increase in compensation costs, occupancy expenses and computer processing charges associated with the remodeling costs of the Sparta facility and increased staffing for the Financial Service Center located on Mount Jefferson Road West Jefferson, North Carolina. Compensation costs increased by $46,697 or 3.5% for the three-month period ended December 31, 2002. Compensation costs increased $162,576 or 6.4% for the six-month period ended December 31, 2002. Occupancy costs increased by $33,717 or 13.5% for the three-month period ended December 31, 2002. Occupancy costs increased by $82,626 or 17.2% for the six-month period ended December 31, 2002.

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

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB and use the wholesale deposit markets. At December 31, 2002, the Company had borrowings of $21.1 million from the FHLB.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $50.5 million at December 31, 2002. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

As of December 31, 2002, cash and cash equivalents, a significant source of liquidity, totaled $10.0 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. The Company's liquidity position is in excellent shape by any objective benchmark or comparison.


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

                               AF FINANCIAL GROUP

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

(a)  Exhibits

99.1 Section 906 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certification

(b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AF FINANCIAL GROUP


Dated February 13, 2003                  By: /s/ James A. Todd
                                             ----------------------------------
                                         James A. Todd
                                         President and Chief Executive Officer

Dated February 13, 2003                  By: /s/ Melanie Paisley Miller
                                             ----------------------------------
                                         Melanie Paisley Miller
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer

                                 CERTIFICATIONS



                  I, James A. Todd certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of AF Financial Group;

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


Dated February 13, 2003           By: /s/ James A. Todd
                                      ----------------------------------
                                      James A. Todd
                                      President and Chief Executive Officer

         I, Melanie Paisley Miller, certify that:



1.   I have reviewed this quarterly report on Form 10-QSB of AF Financial Group;

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


Dated February 13, 2003

                        By: /s/ Melanie Paisley Miller
                            ----------------------------------------------------
                        Melanie Paisley Miller
                        Executive Vice President, Secretary, Treasurer and Chief Financial Officer