Form 10QSB
period 2003-03-31
AF FINANCIAL GROUP
filed 2003-05-13
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   MARCH 31, 2003
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________________ to


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

                                 (336) 246-4344
                                 --------------
                           (Issuer's telephone number)

                              _____________________
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /U/     No / /

Indicate by check U whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes / /       No /U/

As of April 30, 2003 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value

Transitional Small Business Disclosure Format:   Yes / /   No /U/



                               AF FINANCIAL GROUP
                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                       Pages
                                                                                                     -----
         Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
March 31, 2003 (unaudited) and June 30, 2002                                                          1
Condensed  Consolidated  Statements  of Income and Comprehensive
Income for the Three and Nine Months ended March 31, 2003 and 2002 (unaudited)                        2
Condensed Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2003 and 2002 (unaudited)                                                                   3 - 4
Notes to Condensed Consolidated financial statements                                                  5 - 8

        Item 2.  Management's Discussion and Analysis                                                 9 - 14
        Item 3.  Controls and Procedures                                                              14

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                    15
        Item 2.  Changes in Securities and Use of Proceeds                                            15
        Item 3.  Defaults upon Senior Securities                                                      15
        Item 4.  Submission  of  Matters  to a Vote of Security Holders                               15
        Item 5.  Other Information                                                                    15
        Item 6.  Exhibits and Reports on Form 8-K                                                     15
        Signatures                                                                                    16




AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2003 AND JUNE 30, 2002

ASSETS

                                                                    March         June 30,
                                                                    2003            2002
                                                                 (Unaudited)        Note
----------------------------------------------------------------------------------------------
Cash and cash equivalents:
   Interest-bearing deposits                                 $      8,157,596  $    4,868,508
   Noninterest-bearing deposits                                     6,205,679       6,351,065
Securities held to maturity                                           100,000         100,000
Securities available for sale                                       7,396,161      10,272,145
Federal Home Loan Bank stock                                        1,357,400       1,049,400
Loans receivable, net                                             155,723,700     143,553,436
Real estate owned                                                      57,064         263,035
Office properties and equipment, net                                8,128,702       5,972,706
Accrued interest receivable on loans                                  777,895         857,311
Accrued interest receivable on investment securities                   57,895         128,396
Prepaid expenses and other assets                                   1,727,458       1,569,957
Deferred income taxes, net                                            450,901         460,019
Intangible assets                                                   1,615,446       1,615,446
                                                                ------------------------------
                            TOTAL ASSETS                     $    191,755,897  $  177,061,424
                                                                ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Savings deposits                                          $    149,194,118  $  136,768,838
   Notes payable                                                    1,318,460       1,264,624
   Note payable - ESOP                                                144,420         181,420
   Advances from Federal Home Loan Bank                            21,146,122      18,909,924
   Accounts payable and other liabilities                           1,545,310       1,768,576
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                            417,797         391,239
  Capital Securities                                                5,000,000       5,000,000
                                                                ------------------------------
                            TOTAL LIABILITIES                     178,766,227     164,284,621
                                                                ------------------------------
Commitments and Contingencies

Stockholders' Equity:
    Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,678 issued and 1,049,838 outstanding
          shares at March 31, 2003 and June 30, 2002                   10,537          10,537
   Additional paid-in capital                                       4,614,020       4,602,930
   Retained earnings, substantially restricted                      8,388,439       8,200,866
   Accumulated other comprehensive income (loss)                       51,554          37,350
                                                                ------------------------------
                                                                   13,064,550      12,851,683

    Less the cost of 3,840 shares of treasury stock                   (74,880)        (74,880)
                                                                ------------------------------
                            TOTAL STOCKHOLDERS' EQUITY             12,989,670      12,776,803
                                                                ------------------------------
                            TOTAL LIABILITIES AND
                            STOCKHOLDERS' EQUITY               $  191,755,897  $  177,061,424
                                                                ==============================

See Notes to Condensed Consolidated Financial Statements.

Note: The Condensed Consolidated Statement of Financial Condition as of June 30, 2002 has been taken from audited financial statements at that date.


AF FINANCIAL GROUP AND SUBSIDIARIES


CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
Three and Nine Months Ended March 31, 2003 and 2002

                                                    Three Months Ended           Nine Months Ended
                                                         March 31,                  March 31,
-------------------------------------------------------------------------------------------------------
                                                    2003          2002           2003         2002
-------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans                                        $ 2,623,889    $ 2,646,340     $8,213,007    $8,054,120
  Investment securities                             87,477        140,365        276,942       432,837
  Interest-bearing deposits                         22,668         39,704         48,192       164,565
                                               --------------------------------------------------------
                  TOTAL INTEREST INCOME          2,734,034      2,826,409      8,538,141     8,651,522
                                               --------------------------------------------------------
Interest expense:
  Deposits                                         834,985        960,043      2,621,429     3,355,209
  Federal Home Loan Bank advances                  264,501        233,192        788,032       700,695
  Notes payable                                     17,232         17,809         51,778        55,936
  Capital Securities                               123,152        125,923        382,979       367,372
                                               --------------------------------------------------------
                                                 1,239,870      1,336,967      3,844,218     4,479,212
                                               --------------------------------------------------------
                  NET INTEREST INCOME            1,494,164      1,489,442      4,693,923     4,172,310
Provision for loan losses                           35,000        111,500        182,700       400,400
                                               --------------------------------------------------------
                  NET INTEREST INCOME
                  AFTER PROVISION FOR
                  LOAN LOSSES                    1,459,164      1,377,942      4,511,223     3,771,910
                                                -------------------------------------------------------
Noninterest income:
  Insurance commissions                            712,723        571,266      1,842,023     1,562,462
  Gain on sale of investments
  available for sale                                 3,181           --            3,181       138,997
  Other                                            286,230        215,946        845,113       630,656
                                               --------------------------------------------------------
                                                 1,002,134        787,212      2,690,317     2,332,115
                                               --------------------------------------------------------
Noninterest expense:
  Compensation and employee benefits             1,251,986      1,164,340      3,965,330     3,715,108
  Occupancy and Equipment                          299,424        252,256        861,841       732,047
  Deposit insurance premiums                         5,530          5,608         16,950        16,677
  Computer processing charges                      122,183        129,517        391,039       366,356
  Amortization                                        --           39,156           --         114,301
  Other                                            433,962        430,330      1,338,213     1,241,478
                                               --------------------------------------------------------
                                                 2,113,085      2,021,207      6,573,373     6,185,967
                                               --------------------------------------------------------
                  INCOME (LOSS)
                  BEFORE INCOME TAXES              348,213        143,947        628,167       (81,942)
  Income taxes                                     151,217         53,068        287,415       (35,166)
                                               --------------------------------------------------------
                  NET INCOME (LOSS)                196,996         90,879        340,752       (46,776)
                                               --------------------------------------------------------
  Other comprehensive income (loss),
  net of tax:
    Unrealized gain (loss) on securities,
    net of tax:                                    (11,650)       (76,849)        14,204      (147,442)
       Less:  reclassification adjustment
       for gains included in net income,
       net of tax                                    2,195           --            2,195        95,908
                                               --------------------------------------------------------
                 COMPREHENSIVE INCOME (LOSS)   $   183,151    $    14,030    $   352,761   $  (290,126)
                                               ===========    ===========    ===========   ===========
  Basic Earnings per share of
  common stock (Note 3)                        $      0.19    $      0.09    $      0.33   $     (0.05)
                                               ===========    ===========    ===========   ===========
  Diluted Earnings per share of
  common stock (Note 3)                        $      0.19    $      0.09    $      0.33   $     (0.05)
                                               ===========    ===========    ===========   ===========
  Basic weighted average
  shares outstanding                           $ 1,041,708    $ 1,038,008    $ 1,040,776   $ 1,036,074
                                               ===========    ===========    ===========   ===========
  Diluted weighted average
  shares outstanding                           $ 1,041,708    $ 1,038,008    $ 1,040,776   $ 1,036,074
                                               ===========    ===========    ===========   ===========
  Cash dividends per share                     $      0.05    $      0.05    $      0.15   $      0.15
                                               ===========    ===========    ===========   ===========



  See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                             Nine Months Ended
                                                                          2003            2002
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                $    340,752    $    (46,776)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
    Provision for loan losses and REO                                     182,700         400,400
    Provision for depreciation                                            579,461         456,403
    Amortization of goodwill and non compete covenants                         --         114,302
    Change in operating assets and liabilities:
      Accrued interest receivable                                         149,917          29,705
      Accrued interest payable                                             (3,110)        (73,595)
      Prepaid and other assets                                            (27,082)        (48,475)
      Accounts payable and other liabilities                             (223,266)       (264,935)
      Other                                                                (5,908)        (59,631)
                                                                     ----------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES        993,464         507,398
                                                                     ----------------------------
Cash Flows from Investing Activities
    Proceeds from certificates of deposit                                    --            99,000
    Increase in Federal Home Loan Bank stock                             (308,000)           --
    Purchases of securities available for sale                         (3,230,687)     (7,703,681)
    Proceeds from securities available for sale                         6,114,711       3,876,304
    Net originations of loans receivable                              (12,352,964)    (12,174,803)
    Purchases of office properties and equipment                       (2,742,948)     (1,740,491)
    Purchase of goodwill and noncompete agreements                           --          (190,000)
    Proceeds from sale of real estate owned                               273,520            --
                                                                     ----------------------------
                         NET CASH USED IN INVESTING ACTIVITIES        (12,246,368)    (17,833,671)
                                                                     ----------------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                   12,297,971      15,618,160
    FHLB Advances                                                       2,236,198         (38,694)
    Notes Payable                                                          16,836        (296,207)
    Proceeds from capital securities                                         --         5,000,000
    Dividends paid                                                       (154,399)       (155,263)
                                                                     ----------------------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES     14,396,606      20,127,996
                                                                     ----------------------------
                         NET INCREASE IN CASH AND CASH EQUIVALENTS      3,143,702       2,801,723
Cash and cash equivalents:
    Beginning                                                          11,219,573      12,567,765
                                                                     ----------------------------
    Ending                                                           $ 14,363,275    $ 15,369,488
                                                                     ============================


AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                          Nine Months Ended
                                                                                     2003                  2002
-----------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash and Cash Equivalents
    Cash:
       Interest-bearing deposits                                            $      8,157,596    $      9,686,974
       Noninterest-bearing                                                         6,205,679           5,682,514
                                                                              -----------------------------------
                                                                            $     14,363,275    $     15,369,488
                                                                              ===================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                             $      3,847,328    $      4,456,615
                                                                              ===================================
       Income taxes                                                         $        133,893    $        265,772
                                                                              ===================================

See Notes to Condensed Consolidated Financial Statements.

                               AF FINANCIAL GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.NATURE OF BUSINESS

AF Financial Group (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank") which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. The Company has an insurance subsidiary headquartered in West Jefferson, North Carolina, operating as AF Insurance Services, Inc., with branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina. The Company has a broker/dealer subsidiary headquartered in West Jefferson, North Carolina, operating as AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties; as well as Union County, North Carolina through a third party arrangement with a bank in Monroe, North Carolina.

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

At the Bank's annual meeting held on December 8, 1997, the shareholders of Ashe Federal Bank approved the Ashe Federal Bank 1997 Stock Option Plan; the Ashe Federal Bank 1997 Recognition and Retention Plan; a change in the Bank's federal stock charter, changing the corporate name to AF Bank; and a plan of reorganization providing for the establishment of AF Bankshares, Inc., as a federally chartered stock holding company and parent of the Bank. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company as the Company became a majority owned subsidiary of AsheCo, MHC.

At the Company's annual meeting held on November 4, 2002, stockholders approved a resolution to amend Section I of the Company's federal stock charter to change the Company's name from AF Bankshares, Inc. to AF Financial Group. Management believes that the name "AF Financial Group" more accurately reflects its transition from a primarily banking institution to a comprehensive financial services provider and that the new name will enable prospective clients and customers to identify the Company more accurately as a full-service financial services provider.

Management believes the Company's customers perceive "financial services" to encompass five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and investment services. Further, management believes that failure to offer insurance and brokerage services in addition to traditional `banking only' services would impair the Company's growth, making retention of existing customers more difficult. The Company continues to seek opportunities to increase market penetration for its products and services, primarily in northwestern North Carolina. During the three-month period ending September 30, 1998, the Company established a securities brokerage subsidiary, AF Brokerage, Inc., that currently conducts brokerage services from two offices in West Jefferson, and by appointment in the Company's other office locations. AF Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer. During the fiscal year ended June 30, 2002, AF Brokerage entered into a service contract with a non-affiliated community bank in Monroe, North Carolina, to provide investment services to that bank's customers through a dual employee arrangement. This move signaled the first step in the brokerage firm's intent to enter and expand its business into the arena of third party providers to non-competitive client financial institutions in North Carolina.

Management continues to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, and which will enhance the Company's long term value and earnings potential. Management believes penetration into new (especially contiguous) markets increases the opportunity to deliver products from all the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope; while at the same time adding to the products available for delivery to the Company's customers.

Management is equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001 AF Bank opened the only financial institution outlet located inside the Wal-Mart in West Jefferson, North Carolina. In May 2002 the Company opened a freestanding full-service branch adjacent to Wal-Mart in West Jefferson, North Carolina. Thus, customers now enjoy the convenience of banking where they shop, as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM, drive-through lanes, and a commercial depository). Also, the Company has just added a new Customer Call Center allowing customers to speak with a banking representative by phone from 7 a.m. until 10 p.m. Monday through Friday.

During the quarter ended December 31, 2002, the Company added online banking to the services it offers. Later in the year, the Company plans to add check imaging to its services menu. Both of these important new services are designed to strengthen existing customer financial relationships, as well as attract new customers and clients. Online banking gives customers the ability to bank directly through their computers -- 24 hours a day, seven days a week. Check imaging will provide the Company's checking customers with the space-saving option of receiving imaged statements showing their cancelled checks, instead of dealing with bulky stacks of returned checks each month.

Additionally, the Company acquired land in Boone, North Carolina to construct a Financial Service Center, expected to be completed during the 2004 fiscal year. The new Financial Center is expected to cost approximately $6.7 million and will combine banking, insurance and investments into one convenient location in the Watagua County market. Two floors of the proposed four-story facility will be offered for lease to the professional and medical communities. The Company has executed a contract with a general contractor to construct the Financial Center at a cost of approximately $5.0 million. The estimated completion date of the project is June 30, 2004. The Company continues to seek opportunities to increase the market penetration of its services.

During the year ended June 30, 1999, the Company purchased 6,300 shares of its common stock for a total price of $113,750. In the same year, the Company issued 2,000 of these shares. During the year ended June 30, 2002, the Company issued 460 of these shares. Management does not plan to acquire additional shares until it has a specific purpose for additional stock purchases.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited financial statements (except for the statement of financial condition at June 30, 2002, which is extracted from audited financial statements) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine-month period ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2003.

The accounting policies which follow are as set forth in Note 1 of the Notes to Financial Statements in the Company's 2002 financial statements, which are included by reference in the Company's Form 10-KSB for the year ended June 30, 2002.

NOTE 3. EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three and nine-month period ended March 31, 2003 are based on weighted averages of 1,041,708 and 1,040,776 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,322 shares of common stock at $18.50 per share were outstanding during the third quarter of the fiscal year ending June 2003, and because the average market price is lower than the exercise price of $18.50, the incremental shares are not considered dilutive and are not included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4. FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $21,146,122 and $18,909,924 at March 31, 2003 and June 30, 2002, respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at March 31, 2003 is payable at rates ranging from 3.50% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $146,122 are due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010, $4.0 million is due January 2011 and $5.0 million is due September 2012.

The Company had Notes Payable outstanding of $1,318,460 and $1,264,624 at March 31, 2003 and June 30, 2002, respectively. Interest at March 31, 2003 is payable at rates ranging from 1.16% to 5.50% with maturities between 1 and 7 years.

NOTE 5. CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, from the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $183,517 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.


The Capital Securities accrue and pay distributions semi-annually on January 25th and July 25th of each year, commencing on January 25, 2002, at a fixed annual rate of 10.25% of the stated liquidation amount of $1,000 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the semi-annual distributions and payments on liquidation or redemption of the Capital Securities.

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

NOTE 6. DIVIDENDS DECLARED

On March 17, 2003, the Board of Directors of the
Company declared a dividend of $0.05 a share for stockholders of record as of March 28, 2003 and payable on April 10, 2003. The dividends declared were accrued and reported in accounts payable and other liabilities in the March 31, 2003 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, did not waive the receipt of dividends declared by the Company.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of the Statement, on July 1, 2002, the Company eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. On March 31, 2003, the Company had no impairment of goodwill, but will reevaluate the carrying value of goodwill and other intangible assets at least annually. The Company expects to perform this reevaluation as of March 31 in each of its fiscal years.

                               AF FINANCIAL GROUP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONSISTING OF ESTIMATES WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER BUSINESS OF THE COMPANY, THAT ARE SUBJECT TO VARIOUS FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE ESTIMATES. THESE FACTORS
INCLUDE: CHANGES IN GENERAL, ECONOMIC AND MARKET CONDITIONS; THE DEVELOPMENT OF AN ADVERSE INTEREST RATE ENVIRONMENT THAT ADVERSELY AFFECTS THE INTEREST RATE SPREAD OR OTHER INCOME ANTICIPATED FROM THE COMPANY'S OPERATIONS AND INVESTMENTS; AND DEPOSITOR AND BORROWER PREFERENCES. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY ANNOUNCE FUTURE EVENTS OR DEVELOPMENTS THAT MAY AFFECT THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

Background and Introduction

Management believes it is important to view the quarterly financial results of the Company within the larger context of the Company's long-term strategic business plan. Doing so helps keep short-term results in clearer perspective, and underscores management's commitment to the LONG-TERM profitability and success of the Company.

It is management's view that the Company's success in the 21st Century depends in large part upon its ability to compete far beyond the narrow boundaries imposed upon banking during most of the 20th Century. In fact, the transition from "banking" to "financial services provider" has impacted every major competitor of the Company to some degree. The Gramm-Leach-Bliley Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

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

The Company now has a foundation to successfully compete in its established markets. In all AF Bank markets, the Company has the capability to deliver comprehensive insurance services through its insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. In order to project an image as a full service financial provider to potential clients and customers, the Company's stockholders approved a resolution to amend the Company's federal stock charter to change the Company's name from AF Bankshares, Inc., to AF Financial Group. The challenge facing management is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer AF customers, clients and prospects these services. It is a challenge management is working hard to meet.

To enhance and expand its service delivery channels, the Company recently introduced a new Call Center, allowing banking customers access to a live banking representative by telephone from 7 a.m. until 10 p.m., Monday through Friday and Online Banking to provide customers with the ability to bank directly through their computers 24 hours a day, seven days a week. Also, Check Imaging is scheduled for introduction during the current calendar year, giving checking customers the added option of receiving imaged statements showing all their cancelled checks -- instead of bulky stacks of returned checks each month. These, and other planned improvements, are all intended to improve the viability and DESIRABILITY of the Company's delivery platform.

In coming years, management believes that the Company's established foundation and emerging platform will drive the Company's long-term viability as a competitively superior financial services provider in all markets.

Comparison of Financial Condition at March 31, 2003 and June 30, 2002:

Total assets increased by $14.7 million, or 8.3%, to $191.8 million at March 31, 2003 from $177.1 million at June 30, 2002. The increase in assets was primarily the result of an increase of $12.2 million, or 8.5%, in loans receivable, net, an increase of $3.1 million, or 28.0%, in cash and cash equivalents and an increase of $2.2 million, or 36.1%, in office properties and equipment, net, from June 30, 2002 to March 31, 2003. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in net office properties and equipment was primarily due to the purchase and improvements of property in Boone, North Carolina to construct a new Financial Service Center. Increases in net loans outstanding, cash and cash equivalents and net office properties and equipment, were primarily funded by an increase of $12.4 million in savings deposits and a $2.2 million increase in advances from the Federal Home Loan Bank.

Securities available for sale decreased $2.9 million or 28.0% to $7.4 million at March 31, 2003 from $10.3 million at June 30, 2002. This decrease was due to maturing investments and management's decision to use the liquidity to fund loan demand. At March 31, 2003, the Company's investment portfolio had approximately $51,554 in net unrealized gains. At March 31, 2003 the Company had $800,000 in cash and cash equivalents and $2.2 million in securities available for sale pledged as security for municipal deposits.

The Bank's deposits increased by $12.4 million, or 9.1%, from $136.8 million at June 30, 2002 to $149.2 million at March 31, 2003. Management believes that the increase in deposits is attributable to its continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. Management intends to focus its marketing efforts and to offer new products to increase the lower cost core deposits.

At March 31, 2003, retained earnings had increased $187,573, or 2.3%, to $8.4 million as a result of net income of $340,752, an increase in the fair market value of ESOP stock in the amount of $1,220, and a reduction for dividends of $154,399. At March 31, 2003, the Bank's regulatory capital amounted to $17.3 million compared to $16.6 million at June 30, 2002, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, increased to $762,202 at March 31, 2003 compared to $460,041 at June 30, 2002. The Bank recognized net charge offs of approximately $178,700 during the nine-month period ended March 31, 2003 compared to net charge offs of $242,700 for the comparable period ended March 31, 2002. The level of net charge offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $182,700 provision for loan loss allowance was made during the nine-month period ended March 31, 2003. Similar loan loss provisions in future periods are uncertain; however, management expects to have a similar level of provision expense for the fourth quarter of the current fiscal year.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002:

The Company had net income for the three-month period ended March 31, 2003 of $196,996 compared to net income of $90,879 during the same period in 2002. The Company had net income of $340,752 for the nine-month period ended March 31, 2003 compared to a net loss of $46,776 during the nine-month period ended March 31, 2002. Changes in net income during the comparable three and nine month periods were attributable to: an increase in the net interest income after provision for loan losses and an increase in insurance commissions. The increases in income were partially offset by increased compensation expense and occupancy expenses associated with the remodeling costs of the Sparta facility and the new Financial Center located on Mount Jefferson Road in West Jefferson, North Carolina. In management's opinion, there has not been a material change in interest rate risk from the end of the Company's most recent fiscal year.

Interest Income. Interest income decreased by $92,375 or 3.3% from $2,826,409 for the three-month period ended March 31, 2002 to $2,734,034 for the three-month period ended March 31, 2003. Interest income decreased by $113,381 or 1.3% from $8,651,522 for the nine-month period ended March 31, 2002 to $8,538,141 for the nine-month period ended March 31, 2003. Interest income from loans decreased $22,451 or 0.9% from $2,646,340 for the three-month period ended March 31, 2002 to $2,623,889 for the three-month period ended March 31, 2003. Interest income from loans increased $158,887 or 2.0% from $8,054,120 for the nine-month period ended March 31, 2002 to $8,213,007 for the nine-month period ended March 31, 2003. The increase in interest income from loans for the nine-month period was attributable to a change in the volume and rate of net loans receivable. This increase was offset by decreases in interest income from investment securities and interest bearing accounts in the three and nine month period ended March 31, 2003. Even though the weighted average rate on portfolio loans declined from the prior periods, the interest income from the increase in outstanding balances outweighs the decline in income resulting from the decline in the weighted average rate; therefore, during the nine months ended March 31, 2003, income generated from the increase in balances (volume) offset the decline in earnings resulting from the decline in weighted average rate.

Interest Expense. Interest expense decreased by $97,097 or 7.3% to $1,239,870 for the three-month period ended March 31, 2003 from $1,336,967 for the three months ended March 31, 2002. Interest expense decreased by $634,994 or 14.2% to $3,844,218 for the nine-month period ended March 31, 2003 from $4,479,212 for the nine-month period ended March 31, 2002. Interest expense on deposits decreased by $125,058 or 13.0% to $834,985 for the three months ended March 31, 2003 from $960,043 for the three months ended March 31, 2002. Interest expense on deposits decreased by $733,780 or 21.9% to $2,621,429 for the nine-month period ended March 31, 2003 from $3,355,209 for the nine-month period ended March 31, 2002. These decreases are the result of the 0.4% decrease in the institution's weighted average rate of deposits during the nine-month period ended March 31, 2003.

Net Interest Income. Net interest income increased by $4,722 or 0.3% from $1,489,442 for the three-month period ended March 31, 2002 to $1,494,164 for the three-month period ended March 31, 2003. Net interest income increased by $521,613 or 12.5% from $4,172,310 for the nine-month period ended March 31, 2002 to $4,693,923 for the nine-month period ended March 31, 2003. The increase is a result of a drop in the institution's weighted average rate paid for deposits and the increase in net loans outstanding, partially offset by the reduction of the weighted average loan rates.

PROVISION FOR LOAN LOSSES. Management made additional provision in the amount of $35,000 to the allowance for loan losses during the three-month period ended March 31, 2003, compared to a $111,500 provision for loan losses made during the three-month period ended March 31, 2002. Management made additional provision in the amount of $182,700 to the allowance for loan losses during the nine-month period ended March 31, 2003, compared to a $400,400 provision for loan losses made during the nine-month period ended March 31, 2002. Provisions for loan losses, which are charged to operations and resulting loan loss allowances, are amounts that the Bank's management believes will be adequate to absorb potential losses on existing loans that may become uncollectible. Loans are charged off against the allowance when management believes that collection is unlikely. The evaluation to increase or decrease the provisions for loan losses and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

The Bank made provisions for loan loss allowances during the three and nine month period ended March 31, 2003 based upon an analysis of the quality of its loan portfolio. At March 31, 2003, the Bank's level of general valuation allowances for loan losses amounted to $1,135,267 which management believes is adequate to absorb any existing losses in its loan portfolio.

Non-Interest Income. Non-interest income increased by $214,922 or 27.3% from $787,212 for the three-month period ended March 31, 2002 to $1,002,134 for the three months ended March 31, 2003. Non-interest income increased by $358,202 or 15.4% from $2,332,115 for the nine-month period ended March 31, 2002 to $2,690,317 for the nine-month period ended March 31, 2003. The increase in non-interest income during the three and nine month period ended March 31, 2003 was primarily attributable to increased revenues generated from insurance sales and increases in transaction fees on deposit accounts during the three and nine months ended March 31, 2003. The increased revenue generated from insurance sales is due to widening market penetration, along with an increase in premiums and is expected to continue to produce new growth in non-interest income. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and more aggressive fee collection efforts.

Non-Interest Expense. Non-interest expense increased by $91,878 or 4.6% from $2,021,207 for the three months ended March 31, 2002 to $2,113,085 for the three months ended March 31, 2003. Non-interest expense increased by $387,406 or 6.3% from $6,185,967 for the nine-month period ended March 31, 2002 to $6,573,373 for the nine-month period ended March 31, 2003. Increases in non-interest expense for the three and nine-month period ended March 31, 2003 are primarily attributable to an increase in compensation costs and occupancy expenses associated with the remodeling costs of the Sparta facility and increased staffing for the Financial Service Center located on Mount Jefferson Road in West Jefferson, North Carolina. Compensation costs increased by $87,646 or 7.5% for the three-month period ended March 31, 2003. Compensation costs increased $250,222 or 6.7% for the nine-month period ended March 31, 2003. Occupancy costs increased by $47,168 or 18.7% for the three-month period ended March 31, 2003. Occupancy costs increased by $129,794 or 17.7% for the nine-month period ended March 31, 2003.

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

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB and use the wholesale deposit markets. At March 31, 2003, the Company had borrowings of $21.1 million from the FHLB.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $49.5 million at March 31, 2003. Based upon historical experience, management believes that a significant portion of such deposits will remain with the Bank.

As of March 31, 2003, cash and cash equivalents, a significant source of liquidity, totaled $14.4 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. The Company's liquidity position is in excellent shape by any objective benchmark or comparison.

Asset/Liability Management.

The Company's asset/liability management is focused primarily on evaluating and managing the Company's net interest income in relation to various risk criteria. Factors beyond the Company's control, such as the effects of changes in market interest rates and competition, may also have an impact on the management of interest rate risk.

In the absence of other factors, the Company's overall yield on interest-earning assets will increase as will its cost of funds on its interest-bearing liabilities when market rates increase over an extended period of time. Inversely, the Company's yields and cost of funds will decrease when market rates decline. The Company is able to manage these fluctuations to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time. One of the Company's tools to monitor interest rate risk is the measurement of sensitivity of the net portfolio value to changes in interest rates.

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

Although the Company's asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the residual effect of reducing the Company's historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs. Certificates of deposit typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

Management believes that the Company's asset/liability management program continues to function as a useful financial management tool; adequately providing for the safe, sound and prudent management of the Company's exposure to changes in interest rates.

Impact of Inflation and Changing Prices.

The financial statements and accompanying footnotes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on the Company's performance than do the effects of inflation.

Critical Accounting Policies and Estimates

The notes to the Company's audited consolidated financial statements for the year ended June 30, 2002 included in the Company's 2002 Annual Report on Form 10-KSB contain a summary of significant accounting policies. The Company has not experienced any material change in the critical accounting policies since June 30, 2002. The Company's policies with respect to the methodology for determination of the allowance for loan losses and asset impairment judgments involve a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions, or estimates would cause reported results to differ materially. These critical policies and their application are reviewed periodically with the Company's Audit Committee and Board of Directors

Item 3. Controls and Procedures

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

Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        99.1 Section 906 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certification

(b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Commission on January 27, 2003. The Form 8-K announced the change in the Company's name to AF Financial Group from AF Bankshares, Inc. and the appointment of Claudia L. Kelley, Ph.D. to the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AF FINANCIAL GROUP

Dated May 13, 2003                     By: /s/ James A. Todd
      ------------                         ------------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

Dated May 13, 2003                     By: /s/ Melanie Paisley Miller
      ------------                         ------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 13, 2003                  /s/ James A. Todd
      ------------                  -------------------------------------------
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

Date: May 13, 2003                  /s/ Melanie Paisley Miller
      ------------                  -------------------------------------------
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer

EXHIBIT  99.1

CERTIFICATION
(Pursuant  to 18  U.S.C.  Section  1350)

The undersigned hereby certifies that (i) the foregoing Quarterly Report on Form 10-QSB filed by AF Financial Group (the "Company") for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                               AF FINANCIAL GROUP


Dated May 13, 2003                     By: /s/ James A. Todd
      ------------                         ------------------------------------
                                           James A. Todd
                                           President and Chief Executive Officer

Dated May 13, 2003                     By: /s/ Melanie Paisley Miller
      ------------                         ------------------------------------
                                           Melanie Paisley Miller
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.