Form 10KSB
period 2003-06-30
AF FINANCIAL GROUP
filed 2003-09-29
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

Commission File No.: 0-24479

AF Financial Group

(Exact name of small business issuer as specified in its charter)

Federally Chartered	56-2098545
State of Incorporation	IRS Employer Number

21 East Ashe Street

West Jefferson, North Carolina 28694-0026

(Address of Principal Executive Offices)

Issuer’s telephone, including area code: (336) 246-4344

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

Title of Class

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB, or any amendment to this Form 10-KSB.  ☒

The revenues for the issuer’s fiscal year ended June 30, 2003 are $14,615,460.

The issuer had 1,049,838 shares of common stock outstanding as of August 31, 2003. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2003 was $8,075,563.

Documents Incorporated by Reference.

Portions of the Annual Report to Stockholders for the year ended June 30, 2003 are incorporated by reference into Parts I and II of this Form 10-KSB.

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

AF Financial Group (the “Company”) is a federally chartered stock holding company which owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. and AF Brokerage, Inc. The Company was formed in connection with the Bank’s reorganization into a two-tier mutual holding company structure, which was completed on June 16, 1998. Under the reorganization, the Bank became the wholly-owned subsidiary of the Company and holders of the Bank’s common stock became holders of the Company’s common stock, on an equal share for shares exchange. As part of the reorganization, AsheCo, M.H.C. (the “Mutual Holding Company”), a federally chartered mutual holding company, which was formed during fiscal year 1997 pursuant to the Bank’s mutual to stock conversion, purchased a majority of the common stock of the Company. At June 30, 2003, the Mutual Holding Company owned 51.3% of the Company.

The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. Founded in 1939, the Bank is a federally chartered stock savings bank which conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville and West Jefferson, North Carolina. The Bank was founded as a building and loan association, and later converted from a North Carolina chartered building and loan to a federally chartered mutual savings and loan association, and then to a federally chartered mutual savings bank. During fiscal year 1997, the Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank and during fiscal year 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company. The Bank’s deposits are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent permitted by law. At June 30, 2003, the Bank had total assets of $189.3 million, total deposits of $149.7 million and equity of $16.9 million.

The historical operations of the Bank have been that of a portfolio mortgage lender, providing fixed rate loans for the residents of Ashe County, North Carolina. Management has expanded the market area of the Company to include Alleghany and Watauga counties and has diversified its product lines by engaging in non-mortgage lending and offering non-traditional financial services, such as insurance and brokerage products. More specifically, since 1996, the Bank has made a major commitment to small business commercial lending and consumer lending as a means to increase the yield on its loan portfolio and attract lower cost deposit accounts. In addition, since July 1997, the Company has offered traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Company, headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina. The Company also has a broker/dealer subsidiary, AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage offers uninsured investment products, including fixed-rate and variable annuities and mutual funds. The Company believes that its strategy of expanding its market area and diversifying its product lines will enhance its franchise value and strengthen earnings in the future.

The Company’s operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and borrowings of the Company. The primary interest-earning asset of the Company is its mortgage loan portfolio representing 83.9% of total loans, with approximately 81.7% of portfolio mortgage loans at fixed rates at June 30, 2003. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk, because of the negative impact of changing rates to the Bank’s earnings and to the market value of its assets and liabilities. Historically, mortgage lenders have made loans with long terms to maturity and funded those loans with core and short term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. The Company has reduced the exposure to rising rates by limiting the term or the time to reprice the loans that the Company retains in its portfolio. Consequently, declining rates during the fiscal year ending June 30, 2003, were less favorable to the Bank than rising rates would have been.

The Company receives fee income primarily in the form of loan origination fees; late loan payments fees; commissions from the sale of credit life; accident and health insurance; deposit transaction fees; insurance commissions generated form AF Insurance Services, Inc.; commission income generated from AF Brokerage, Inc.; and from payments for other services provided to customers by the Company.

Major non-interest costs to the Company include compensation and benefits; occupancy and equipment; and information technology costs. External factors that affect the operating results of the Company include changes in government and accounting regulations; costs of implementing information technology; and changes in the competitive dynamics within the Company’s market area.

Net loans at June 30, 2003 totaled $156.3 million of which $88.7 million or 56.8% were secured by one-to-four family residences. Total mortgage loans, including construction loans, totaled $131.2 million as of June 30, 2003. Of that amount, approximately 18.3% were adjustable rate loans. The Bank’s strategy is to sell long term, fixed-rate mortgages while retaining the servicing. The reduction in the level of fixed rate mortgages has served to reduce the Company’s exposure to interest rate risk in a rising rate scenario.

The Bank also invests in consumer loans and commercial loans. As of June 30, 2003, the Bank’s consumer loans and commercial loan portfolios were $26.4 million, or 16.9% of total loans. Commercial loans totaled $15.2 million, or 9.7% of the Bank’s total loan portfolio. The Bank invests a portion of its assets in debt and equity securities issued by the FHLB and the Federal Home Loan Mortgage Corporation (the “FHLMC”) and began investing in mortgage-backed securities during fiscal 1996. Mortgage-backed securities totaled $3.0 million or 1.6% of total assets at June 30, 2003, and FHLB and FHLMC securities and other debt and equity security investments totaled $4.6 million, or 2.4%, of total assets at June 30, 2003.

Our executive offices are located at 21 East Ashe Street, West Jefferson, North Carolina 28694-026. Our telephone number is (336) 246-4344. We maintain a website at www.afgrp.com on which we will post all reports we file with the SEC under Section 13(a) and Section 16 of the Securities Exchange Act of 1934. You can review these reports free of charge by clicking on “About Us” on the homepage of AF Financial Group, proceeding to “Investor Information” and then to “reports filed with the SEC.” We also post on this site our key corporate governance documents, including our board committee charters and our code of ethics. Information on our website is not, however, a part of this report.

Market Area and Competition

In the past, the Bank’s market area for deposit gathering and lending has been concentrated in Ashe County, North Carolina. However, management believes that the Company must expand its market base to build value for the Company and its shareholders. In March 1998, the Bank opened a branch of AF Bank in Alleghany County. Shortly thereafter, an insurance agency branch of AF Insurance Services, Inc., was opened in the same location. On March 1, 1999, the Bank opened a branch office in Boone, North Carolina. In April 1999, the Company added an insurance agency in Lenoir, North Carolina, in December 1999, the Company acquired an agency in Elkin, North Carolina, in November 2000, the Company acquired an agency in Boone, North Carolina and on October 1, 2001, the Company purchased the assets of an insurance agency in Sparta, North Carolina. Entry into the Boone and Alleghany markets significantly expands the Company’s potential to market its banking, insurance and noninsured investment products to a larger and more diverse market. Management now believes that it is delivering the same personalized customer service to the new markets that it has historically delivered to Ashe County. Management believes that penetration into other markets increases the opportunity to deliver products from all of the Company’s subsidiaries to a broader market and will make the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale and adding to the products that are available for delivery to the Company’s customers. The Company continues to seek opportunities to increase its market penetration for its services.

Management believes the term “financial services” covers five broad categories: funds transfers including checking accounts; insured savings instruments; credit/lending services; insurance; and investment services. Further, management believes customers are becoming increasingly convenience oriented and prefer to deal with as few vendors as possible for their financial services. Management believes that the Company’s ability to offer all of the financial services mentioned above under one umbrella will enhance the Company’s growth and make the retention of existing customers more likely.

The Company considered using third party providers for the non-traditional bank insurance and investment services; however, we believe that we can better serve our customers than a third party provider. Additionally, we did not want another vendor “owning” our customers who need their services; therefore, we decided to establish our own broker/dealer subsidiary and to enter the insurance agency arena. AF Brokerage, Inc. was granted membership to the NASD on October 22, 1999 and commenced operation in the fourth quarter of 2000 as an independent broker/dealer. The broker-dealer employs registered representatives located in its main office in West Jefferson, at the Mt. Jefferson Financial Center and in the Boone insurance agency location. During the fiscal year ended June 30, 2002, AF Brokerage entered into a service contract with a non-affiliated community bank in Monroe, North Carolina, to provide investment services to that bank’s customers through a dual employee arrangement. The Company may offer its services as a third party provider to other non-competitive client financial institutions in North Carolina.

The Company continues to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, and which will enhance the Company’s long-term value and earnings potential. The Company believes penetration into new (especially contiguous) markets increases the opportunity to deliver products from all the Company’s subsidiaries to a broader market base, thereby making the insurance and the broker/dealer subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope; while at the same time adding to the products available for delivery to the Company’s customers.

The Company is equally committed to protecting and expanding the Company’s market share in existing markets. As evidence of this continuing commitment, the Company is constructing a new facility at a highly accessible and visible location in Boone, North Carolina. This new financial services center will allow the Company to consolidate the location of its banking, insurance and investment people into one building so that it can provide customers with a full array of banking, insurance and non-insured investment services at one location. The Company expects the Boone facility to open during the first quarter of the 2005 fiscal year at a cost of approximately $6.7 million. Two floors of the proposed four-story facility will be offered for lease to the professional and medical communities. The Company has executed a contract with a general contractor to construct the Financial Center at a cost of approximately $5.0 million with construction well underway at June 30, 2003.

To improve our personal customer service the Company has added a Customer Call Center allowing customers to speak with a banking representative by phone from 7 a.m. until 10 p.m. Monday through Friday. The Company also now offers online banking services to both commercial and retail customers. During the first quarter of the 2004 fiscal year, the Company plans to add check imaging and bill payment to our services menu. Both of these important new services are designed to strengthen existing customer financial relationships, as well as attract new customers and clients. Online banking with bill payment capabilities gives customers the ability to bank at their convenience—24 hours a day, seven days a week. Check imaging will provide the Company’s checking customers with the space-saving option of receiving imaged statements showing their cancelled checks, instead of dealing with bulky stacks of returned checks each month.

The Company has established a disaster recovery plan to provide for minimal business disruption in the event of natural disaster or mechanical or malicious efforts to disrupt its ability to serve its customers. The plan was tested during the fiscal year ended June 30, 2003. The Company has installed back up facilities for most of our customer service facilities so that in the event of an emergency, our customers can expect a continuation of services. A part of this important customer service function has been the addition of backup check processing equipment to prevent gaps in customer service due to mechanical or emergency dysfunctions. Backup computer and back room processing capacity come at a short-term price but support our strategy of providing service to new and existing markets immediately rather than requiring new customers to wait for some future bench mark before resuming our services, thereby providing the Company with a competitive advantage in a convenience oriented market. Management believes it is important to view the year ended June 30, 2003 financial results of the Company within the larger context of the Company’s long-term strategic business plan. This helps keep short-term results in clearer perspective, and underscores our commitment to the long-term profitability and success of the Company.

Management believes the Company’s success in the 21st Century depends in large part upon the Company’s ability to compete far beyond the narrow boundaries imposed upon banking during most of the 20th Century. In fact, the transition from “banking” to “financial services provider” has impacted every major competitor of the Company’s to some degree. The Gramm-Leach-Bliley Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

The Sarbanes-Oxley Act of 2002 (the “Act”) is another change that has significantly impacted the Company. The Act and its subsequent regulations make changes to the way the Company selects and manages its outside auditors, establishes new independence requirements for the board and its committees and includes provisions that increase management’s accountability regarding the presentation of the Company’s financial condition. During the 2003 fiscal year, the Company invested a significant amount of time to meet governance requirements that should assure our stockholders, customers and employees of our commitment to high ethical business operations and standards. The Company added a member to the board of directors who qualifies as a financial expert and revamped the Audit Committee membership so that it meets the independence standards for all members. A Governance Committee was established and that committee has begun the process for board and individual board member assessments. The Audit Committee, the Governance Committee and the Compensation Committee, have a minimum of three independent directors serving on each committee. No member of management serves on these committees. The board of directors meets monthly in executive sessions without any members of management present. A monthly training program was implemented to better prepare the directors to provide oversight for the Company. The Company made substantial changes to its governance procedures, code of ethics and other factors that we believe has allowed us to comply with the rules and regulations created by the Act, by the stock exchanges and by prudence.

The Company has substantial competition for each of the deposits it accepts, the loans it makes and for insurance and investment services. The Company believes that it has the largest deposit base in Ashe County and the largest deposit base in the part of Ashe County which comprises its primary zip code, 28694. Located within Ashe County are branches of seven other depository institutions, five of which are commercial banks and two of which are credit unions. The Company competes for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. Insurance and investment sales are price sensitive as well as service oriented. The Company, like its competitors, is affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities’ actions. Changes in the ratio of the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may have greater resources than our Company, but which have not generally engaged in lending activities in our market area in the past, and from credit unions that can expand into our market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See “—Regulation.”

Lending Activities

Loan Portfolio Composition.    The Company’s loan portfolio consists primarily of mortgage loans. The Company also makes consumer and commercial loans.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board (the “FRB”), and legislative tax policies.

The following table sets forth the composition of the Company’s mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At June 30,
	2003		2002
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$88,725	56.78%	$80,952	56.39%
Multi-family	6,226	3.98%	6,142	4.28%
Non-residential	18,873	12.08%	15,196	10.59%
Land	7,961	5.11%	8,008	5.57%
Construction	9,383	6.00%	10,329	7.20%

Total mortgage loans	$131,168	83.95%	$120,627	84.03%

Other loans:
Commercial	$15,186	9.72%	$10,784	7.51%
Consumer loans	11,227	7.18%	13,512	9.41%

Total other loans	$26,413	16.90%	$24,296	16.92%

Gross loans	$157,581	100.85%	$144,923	100.95%

Less:
Unearned discounts and net deferred loan fees	$212	0.14%	$239	0.16%
Allowance for loan losses	1,111	0.71%	1,131	0.79%

	1,323	0.85%	1,370	0.95%

Loans, net	$156,258	100.00%	$143,553	100.00%

Loan Maturity.    The following table shows the maturity or period to repricing of the Company’s loan portfolio at June 30, 2003. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

	At June 30, 2003
	Mortgage Loans							Total
	One- to Four- Family	Multi-Family	Non- Residential	Land	Construction	Commercial Loans	Consumer Loans	Amount	%
	(In Thousands)
Fixed rate loans:
Amount due or repricing:
One year or less	$7,945	$1,965	$2,541	$334	$4,879	$1,980	$1,597	$21,241	13.48%

One to three years	8,140	797	458	337	10	224	3,090	13,056	8.29%
More than three years to five years	22,449	892	5,579	2,031	0	1,633	3,618	36,202	22.97%
More than five years to fifteen years	32,344	1,003	3,659	2,596	0	1,086	1,167	41,855	26.56%
Over fifteen years	9,203	0	0	0	0	0	64	9,267	5.88%

Total due or repricing after one year	72,136	2,692	9,696	4,964	10	2,943	7,939	100,380	63.70%

Total amounts due or repricing, gross	$80,081	$4,657	$12,237	$5,298	$4,889	$4,923	$9,536	$121,621	77.18%

Variable rate loans:
Amount due or repricing:
One year or less	$8,030	$1,569	$6,636	$2,627	$4,494	$10,263	$1,692	$35,311	22.41%

One to three years	614	0	0	36	0	0	0	650	0.41%

Total due or repricing after one year	614	0	0	36	0	0	0	650	0.41%

Total amounts due or repricing, gross	$8,644	$1,569	$6,636	$2,663	$4,494	$10,263	$1,692	$35,961	22.82%

Total loans:
Amount due or repricing:
One year or less	$15,975	$3,534	$9,177	$2,961	$9,373	$12,243	$3,288	$56,551	35.89%

One to three years	8,754	797	458	373	10	224	3,090	13,706	8.70%
More than three years to five years	22,449	892	5,579	2,031	0	1,633	3,618	36,202	22.97%
More than five years to fifteen years	32,344	1,003	3,659	2,596	0	1,086	1,167	41,855	26.56%
Over fifteen years	9,203	0	0	0	0	0	64	9,267	5.88%

Total due or repricing after one year	72,750	2,692	9,696	5,000	10	2,943	7,939	101,030	64.11%

Total amounts due or repricing, gross	$88,725	$6,226	$18,873	$7,961	$9,383	$15,186	$11,227	$157,581	100.00%

Origination, Purchase, Sale and Servicing of Loans.    The Bank’s lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. The Bank retains in its portfolio adjustable-rate mortgage loans and fixed-rate mortgage loans that carry maximum maturities of 30 years and 15 years, respectively. Fixed-rate loans originated for sale in the secondary market have maximum maturities of 30 years. Historically, the Bank held for its portfolio all loans it originated. The Bank now sells all qualified fixed-rate loans to Fannie Mae, but retains the servicing rights. The determination to sell loans is based upon management’s efforts to reduce interest rate risk. At June 30, 2003, the Bank serviced approximately $47.5 million of loans for Fannie Mae.

One- to Four-Family Mortgage Lending.    The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank’s portfolio have higher interest rates and shorter terms than those loans sold to Fannie Mae. Most are secured by property located in Ashe, Alleghany and Watauga counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities. See “—Origination, Purchase, Sale and Servicing of Loans.”

The Bank offers three to five year call loans, which are either called or modified based on the Bank’s interest rates currently in effect at the call date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the call date and the rate is adjusted to the Bank’s current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations included throughout this document, such loans are considered to be adjustable.

In view of its operating strategy, the Bank adheres to its Board approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters, such as loan amount and certain credit requirements. As a result, such underwriting guidelines in certain lending situations may be less rigid than comparable Fannie Mae underwriting guidelines. The Bank’s loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as Fannie Mae. The Bank sells all qualifying fixed-rate loans to Fannie Mae, while retaining servicing rights. The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Construction Lending.    The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank’s market area. At June 30, 2003, that Bank’s portfolio contained construction loans with balances of approximately $9.4 million, or 6.0%, of net loans. The Bank’s policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank. Thus construction loans typically “roll” into permanent financing. Construction loans are made for a maximum of 12 months, by which time permanent financing must be obtained. From time to time the Bank makes construction loans to a select group of builders for speculative purposes. The Bank imposes limits on the number of speculative units that each builder has unsold at any time. The bank is restrictive on the builders that qualify for speculative construction loans.

Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost of construction. If the estimated construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete construction.

Non-Residential Mortgage Lending.    The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank’s underwriting procedures provide that non-residential mortgage loans may be made based on debt service coverage or in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank’s current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower’s expertise, credit history, profitability, cash flow and the value of the collateral while underwriting these loans. At June 30, 2003 the Bank’s non-residential mortgage loan portfolio was $18.9 million, or 12.1% of total loans outstanding. The largest non-residential mortgage loan in the Bank’s portfolio at June 30, 2003 was approximately $1.6 million and is secured by a commercial property.

Mortgage loans secured by non-residential properties can be larger and therefore may involve a greater degree of credit risk than one- to four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Because payments on loans secured by non-residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s income and debt service ratio.

Other Mortgage Lending.    The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount purchased for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes. At June 30, 2003, the Bank’s total land loan portfolio was $8.0 million or 5.1% of total loans and its multi-family loan portfolio was $6.2 million or 4.0% of total loans.

The Bank requires appraisals of all mortgage loans. Appraisals for most mortgage loans are performed by independent appraisers designated by the Bank. The appraisals of such properties are then reviewed by the Bank’s management. The independent appraisers used by the Bank are reviewed annually by management and the Board of Directors. Experience loan officers may rely on tax records for smaller mortgage loans where the loan to value ratios are high, such as home equity or second mortgages, especially where the Bank holds the first mortgage.

The Bank originates multi-family residential loans with both fixed and adjustable interest rates which vary as to maturity. Such loans are typically income-producing investment loans. Loan to value ratios on the Bank’s multi-family residential loans are generally limited to 80%. As part of the criteria for underwriting these loans, the Bank’s general policy is to require principals of corporate borrowers to become co-borrowers or to obtain personal guarantees from the principals of corporate borrowers.

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

Consumer Loans.    Subject to the restrictions contained in federal laws and regulations, the Bank is also authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2003, $11.2 million, or 7.2%, of the Bank’s total loan portfolio consisted of consumer loans. The primary component of the Bank’s consumer loan portfolio was $6.4 million of auto loans. Consumer loans are available at fixed or variable interest rates.

The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank’s Board of Directors. At June 30, 2003, the Bank’s savings account loan portfolio totaled $505,000 or 0.3% of the total loans outstanding.

Consumer loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In many cases, any repossessed collateral resulting from a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation and improper repair and maintenance of the underlying security.

As of June 30, 2003, the Bank had $67,000 in non-performing consumer loans. Charge-offs for consumer loans totaled $306,000 and $282,000 for the years ended June 30, 2003 and 2002, respectively.

Commercial Business Loans.    The Bank offers commercial business loans that are generally provided to various types of closely held businesses located in the Bank’s primary market area. Commercial business loans generally have terms of three years or less and interest rates which float in accordance with the prime rate although the Bank occasionally originates commercial business loans with fixed rates of interest. The Bank performs a cash flow analysis in underwriting these loans. The Bank’s commercial loans generally are secured by equipment, machinery or other corporate assets including receivables. The Bank requires principals of corporate borrowers to become co-borrowers or obtains personal guarantees from the principals of the borrowers with respect to all commercial business loans.

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

As of June 30, 2003, the Bank had $33,000 in non-performing commercial business loans. Charge-offs for commercial business loans totaled $69,000 and $11,000 for the years ended June 30, 2003 and 2002, respectively.

Loan Approval Procedures and Authority.    The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank’s Chief Executive Officer and lending officers may approve loans in amounts within assigned lending limits, and the Loan Committee, comprised of the Executive Committee of the Board of Directors, may approve loans up to the Bank’s loans-to-one-borrower limit. In addition, the staff loan committee, comprised of the chief executive officer, chief financial officer, chief lending officer, chief operating officer and collection officer, meets weekly to review all loan applications that meet lending policy criteria. The staff loan committee can approve lending relationships up to $750,000. Larger amounts must be approved by the Executive Committee of the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information supporting the borrower’s ability to repay is required. An appraisal performed by a Bank approved independent appraiser is required for all real property intended to secure a proposed loan. The Board annually approves the independent appraisers used by the Bank and approves the Bank’s appraisal policy. It is the Bank’s policy to obtain title insurance on all real estate loans of $50,000 or more and hazard insurance on all improved real estate loans. In connection with a borrower’s request for a renewal of a mortgage loan, the Bank evaluates both the borrower’s ability to service the renewed loan applying an interest rate that reflects prevailing market conditions and the customer’s payment history, as well as the value of the underlying collateral property.

Asset Quality

Non-Performing Loans.    Loans are considered non-performing if they are in foreclosure or are 90 or more days delinquent. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank’s policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 17th day of delinquency. The Bank’s policies provide that telephone contact and further written notification will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank’s general policy to reserve all accrued interest due on all loans that are 90 days or more past due.

Real Estate Owned.    Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (“REO”). At June 30, 2003, the Bank held $43,000 in REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $443,000. The Bank’s REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank’s asset classification process, based on Generally Accepted Accounting Principles (“GAAP”).

Non-performing Assets.    The following table sets forth information regarding the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2003	2002
	(Dollars in thousands)
Non-accrual mortgage loans:
One-to four-family	$321	$305
Multi-family	—	—
Non-residential	—	—
Land	22	—
Construction	—	—

Total mortgage loans	343	305

Commercial	33	—
Consumer Loans	67	155

Total non-accruing loans	$443	$460

Loans delinquent 90 or more days for which interest is fully reserved and still accruing:
One-to four-family	$—	$—
Multi-family	—	—
Non-residential	—	—
Land	—	—
Construction	—	—

Total mortgage loans	—	—

Commercial	—	—
Consumer Loans	—	—

Total loans delinquent 90 or more days for which interest has been fully reserved	—	—

Total non-performing loans	$443	$460

Total real estate owned	43	263

Total non-performing assets	$486	$723

Total non-performing loans to loans, gross	0.28%	0.32%
Total non-performing assets to total assets	0.25%	0.41%

Classified Assets.    Federal regulations and the Bank’s Classification of Assets Policy require the Bank to use an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the Office of Thrift Supervision’s (“OTS”) internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as “Special Mention,” “Substandard,” “Doubtful” or “Loss” assets. Additionally, the Bank places assets on an internal “Watch List” when those assets demonstrate characteristics that if not corrected or that if deteriorated further would lead to a more severe classification. An asset is considered “Substandard” if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

The Bank’s management reviews and classifies the Bank’s assets and reports the results to the Bank’s Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2003, the Bank had $575,600 of assets classified as Substandard, $636,800 of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

Allowance for Loan Losses.    The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies. At June 30, 2003, the Bank’s ALL was $1.1 million, or 0.7% of total loans, as compared to $1.1 million or 0.8% of total loans at June 30, 2002. The Bank had non-performing loans of $443,000 and $460,000 at June 30, 2003 and June 30, 2002, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination, and thereby negatively affect the Bank’s financial condition and earnings. In addition, there can be no assurance that increases in the Bank’s allowance for loan losses will not occur in the future.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	At or for the Year Ended June 30,
	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$1,131	$1,022
Provision for loan losses	243	420

Charge-offs:
One- to four-family residential	(39)	(123)
Multi-family residential	—	—
Non-residential and land	(3)	(11)
Construction	—	—
Commercial	(69)	(11)
Consumer loans	(306)	(282)

Total charge-offs	(417)	(427)

Recoveries	154	116

Balance at end of year	$1,111	$1,131

Total loans outstanding at end of period	$157,581	$144,923

Average total loans outstanding	$154,586	$136,621

Allowance for loan losses to total loans at end of period	0.71%	0.78%

Allowance for loan losses to total non-performing assets at end of period	228.60%	156.43%

Allowance for loan losses to total non-performing loans at end of period	250.79%	245.87%

Ratio of net charge-offs during the period to average loans outstanding during period	0.17%	0.23%

The following table sets forth the Bank’s ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At June 30,
	2003			2002
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$646	58.15%	56.30%	$606	53.58%	55.92%
Multi-family	20	1.80%	3.95%	20	1.77%	4.23%
Non-residential and land	80	7.20%	17.03%	75	6.63%	16.03%
Construction	25	2.25%	5.95%	25	2.21%	7.11%
Other:
Consumer	150	13.50%	9.64%	310	27.41%	9.29%
Commercial	190	17.10%	7.13%	95	8.40%	7.42%

Total	$1,111	100.00%	100.00%	$1,131	100.00%	100.00%

Investment Activities

The Bank’s investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by Fannie Mae, the FHLMC and the Government National Mortgage Association (“GNMA”), certificates of deposit of insured banks, federal funds, mutual funds and overnight deposits at the FHLB. At June 30, 2003, the Company held $8.6 million in investment securities.

The following table sets forth activity in the Company’s investment securities portfolio for the periods indicated:

	For the Year Ended June 30
	2003	2002
	(In thousands)
Amortized cost at beginning of period	$11,359	$7,680
Proceeds, net	(1,782)	4,616
Principal payments from mortgage backed securities	(913)	(1,109)
Gain on sales	7	139
Premium and discount amortization, net	(13)	33

Amortized cost at end of period	8,658	11,359
Net unrealized gain (1)	96	62

Total securities, net	$8,754	$11,421

(1)	The net unrealized gain at June 30, 2003 and 2002 relates to available for sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities at the dates indicated.

	At June 30,
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:

Fannie Mae and GNMA	$2,979	$3,002	$1,871	$1,866

Other debt securities:
U.S. Treasury and Agency	3,335	3,370	6,641	6,688
Other	286	308	797	809

Total debt securities	3,621	3,678	7,438	7,497

Equity securities(1)	1,001	1,017	1,001	1,009
FHLB Stock	1,057	1,057	1,049	1,049
Net unrealized gain (2)	96	—	62	—

Total securities, net	$8,754	$8,754	$11,421	$11,421

(1)	Equity securities consist of FHLMC common stock and mutual fund securities.
(2)	The net unrealized gain at June 30, 2003 and 2002 relates to available for sale securities in accordance with SFAS No.115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities, by accounting classification and by type of security, at the dates indicated.

	At June 30,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-Maturity
Other debt securities	$100	$100	$100	$100	$100	$100

Total held-to-maturity	100	100	100	100	100	100

Available-for-Sale:
Mortgage-backed securities	2,979	3,002	1,871	1,866	1,987	1,993
Other debt securities	3,521	3,578	7,338	7,397	3,442	3,453
Equity securities:	1,001	1,017	1,001	1,009	1,003	1,150
Net unrealized gain (loss)(1)	96	—	62	—	164	—

Total available-for-sale	7,597	7,597	10,272	10,272	6,596	6,596

Certificates of deposit	—	—	—	—	99	99

FHLB Stock	1,057	1,057	1,049	1,049	1,049	1,049

Total securities, net	$8,754	$8,754	$11,421	$11,421	$7,844	$7,844

(1)	The net unrealized gains (loss) at June 30, 2003, 2002 and 2001 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company’s investment securities at June 30, 2003, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

	At June 30, 2003
	Held-to-Maturity			Available-for-Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
Due within 1 year	$—	$—	—%	$—	$—	—%
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	—	—	—
Due after 10 years	—	—	—	2,979	3,002	4.91

Total	—	—	—	2,979	3,002	4.91

U.S. Treasury and Agency:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	100	100	6.01	1,935	1,941	4.36
Due after 5 years but within 10 years	—	—	—	1,300	1,329	4.00
Due after 10 years	—	—	—	—	—	—

Total	100	100	6.01	3,235	3,270	4.22

Corporate & Other:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	—	—	—
Due after 10 years	—	—	—	286	308	4.60

Total	—	—	—	285	307	4.60

Equity Securities:	—	—	—	1,001	1,017	—

Total:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	100	100	6.01	1,935	1,941	4.36
Due after 5 years but within 10 years	—	—	—	1,300	1,329	4.00
Due after 10 years	—	—	—	3,265	3,310	4.88
Equity Securities	—	—	—	1,001	1,017	—
FHLB Stock	—	—	—	1,057	1,057	—

Total	$100	$100	6.01%	$8,558	$8,654	4.55%

Sources of Funds

General.    Deposits, loans and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending and for other general purposes.

Deposits.    The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of regular (passbook) savings accounts, checking accounts, money market deposit accounts, statement savings accounts, IRAs and certificates of deposit. At June 30, 2003, the Bank’s core deposits (which the Bank considers to consist of checking accounts, regular savings accounts and statement savings accounts) constituted 51.1% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended June 30,
	2003	2002
	(In thousands)
Total deposits at beginning of period, including accrued interest	$136,769	$120,074
Net increase before interest credited	9,510	12,472
Interest credited	3,292	4,223

Total deposits at end of period	$149,571	$136,769

At June 30, 2003, the Bank had approximately $20.3 million in jumbo certificate of deposits (accounts in amounts over $100,000) maturing as follows:

	Amount	Weighted Average Rate
	(In thousands)
Maturity Period
Within three months	$5,930	3.18%
After three but within six months	3,930	2.88%
After six but within 12 months	3,793	3.09%
After 12 months	6,614	4.43%

Total	$20,267	3.51%

The following table sets forth the distribution of the Bank’s deposit accounts and the related weighted average interest rates at the dates indicated.

	At June 30,
	2003			2002
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing checking accounts	$12,772	8.54%	0.00%	$12,382	9.05%	0.00%

Interest bearing checking accounts	18,893	12.63%	0.59%	22,768	16.65%	1.34%

Money Market accounts	1,305	0.87%	0.82%	1,467	1.07%	1.30%

Savings	43,474	29.07%	1.64%	33,299	24.35%	2.40%

Certificates of deposit	72,782	48.66%	3.13%	66,667	48.74%	3.78%

Accrued interest	345	0.23%	0.00%	186	0.14%	0.00%

Totals	$149,571	100.00%	2.09%	$136,769	100.00%	2.66%

The following table presents, by interest rate ranges and the period to maturity, the amount of certificate of deposit accounts outstanding at June 30, 2003.

	Period to Maturity at June 30, 2003
Interest Rate Range	Less than One Year	One to Three years	Four Years and After	Total
	(In thousands)
0.85% to 5.99%	$51,079	$18,493	$1,020	$70,592
6.00% to 7.99%	577	1,613	—	2,190

Total	$51,656	$20,106	$1,020	$72,782

Borrowings.    The Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in capital stock of the FHLB. See “Regulation—Regulation of Federal Savings Banks—Federal Home Loan Bank System.” Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 2003, the maximum amount of FHLB advances available to the Bank was $26.3 million. The Bank had advances of $21.1 million at June 30, 2003 from the FHLB. Interest is payable at rates ranging from 3.50% to 6.87%. Advances of $145,669 are due January 2007, $5.0 million are due September 2010, $7.0 million are due November 2010, $4.0 million are due January 2011 and $5.0 million are due September 2012. In addition, the Bank has a $1.5 million letter of credit from the FHLB used to collateralize public deposits.

Subsidiary Activities

AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. Additional insurance agencies were purchased in April of 1999, December 1999, November 2000 and October 2001. AF Insurance Services, Inc. offers these services in a segregated location at the Company’s offices and branch locations in, Boone, Sparta, Lenoir, Jefferson, Wilkesboro, West Jefferson and Elkin, North Carolina.

AF Brokerage, Inc.

AF Brokerage, Inc., a wholly owned subsidiary of the Company, was formed in August 1998 for the purpose of selling non-insured investment products through a third-party vendor. During the 2000 fiscal year, AF Brokerage, Inc.’s application for registration was accepted by the NASD and the broker dealer began selling non-insured investment products directly. AF Brokerage, Inc. offers these services in a segregated location at the Company’s offices and branch locations.

Personnel

As of June 30, 2003, the Company had 127 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See “Executive Compensation” for a description of certain compensation and benefit programs offered to the Company’s employees.

REGULATION

General

The Mutual Holding Company, the Company and the Bank are subject to extensive regulation, examination and supervision by the OTS as their chartering agency. The Bank’s deposit accounts are insured up to applicable limits by the FDIC and it is a member of the FHLB of Atlanta. The Bank must file reports with the OTS concerning its activities and financial condition and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Company and the Mutual Holding Company, as savings and loan holding companies, are required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS.

The OTS has significant discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS or the Congress, could have a material adverse impact on the Company, the Mutual Holding Company or the Bank.

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. Where relevant, this regulation section discusses the impact of the GLB Act on the Bank, the Company and the Mutual Holding Company.

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

Regulation of Federal Savings Banks

Business Activities.    The Bank derives its lending and investment powers from the Home Owner’s Loan Act (“HOLA”) and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association’s assets on commercial loans; (d) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Loans to One Borrower.    Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus. Additional amounts may be lent, not exceeding 10% of the association’s unimpaired capital and surplus, if such loans and extensions of credit are fully secured by readily-marketable collateral. At June 30, 2003, the Bank’s limit on loans to one borrower was approximately $2.5 million. At June 30, 2003, the Bank’s largest aggregate amount of loans to one borrower was $2.3 million and was secured by a mix of land, multi-family real estate properties and commercial properties. The second largest borrower had an aggregate balance of approximately $1.8 million, secured by a mix of one-to four family and commercial property and a portion that was unsecured. At June 30, 2003, all of the loans in both of these lending relationships were performing in accordance with their terms.

QTL Test.    Under federal law, the Bank must comply with the qualified thrift lender or “QTL” test. The QTL test requires the Bank to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct the Bank’s business.

The QTL test is also satisfied if the Bank qualifies as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at June 30, 2003, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements.    OTS regulations require the Bank to meet three minimum capital standards:

•	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

•	a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

•	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks that the OTS believes are inherent in each respective type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits that qualify as core capital and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at June 30, 2003:

	Amount	Capital Requirements	Excess Capital
	(In thousands)
Core Capital	$16,875	$7,570	$9,305

Risk-based capital	$18,015	$11,177	$6,838

A reconciliation between regulatory capital and GAAP capital at June 30, 2003 in AF Bank’s financial statements is presented below:

	Core Capital	Risk-Based Capital
	(In thousands)
GAAP capital	$16,934	$16,934

Net unrealized loss on available for sale investment securities, net of tax	(59)	(59)

Unrealized gains on available for sale equity securities	—	30

Allowance for loan losses included as supplementary capital	—	1,110

Regulatory capital	$16,875	$18,015

Limitation on Capital Distributions.    The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice, unless the specific capital distribution requires an application.

The OTS may disapprove of a notice or application if:

•	the Bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.    A federal savings association, such as the Bank, is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Assessments.    Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 2003 totaled $49,456.

Branching.    Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings institutions to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings institutions located in another state and (b) to an association that either satisfies the “QTL” test for a qualified thrift lender or qualifies as a “domestic building and loan association” under the Internal Revenue Code of 1986 (the “Code”), which imposes qualification requirements similar to those for a “qualified thrift lender” under HOLA. See “—QTL Test.” The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment.    Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination on December 16, 2002.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices.

Transactions with Related Parties.    The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank’s subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings institution (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (the “BHC Act”) and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank’s authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association’s capital. In addition, extensions of credit in excess of certain limits must be approved by the association’s board of directors.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Standards for Safety and Soundness.    Under federal law, the OTS adopted regulations and guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits and excessive compensation or compensation leading to material financial loss. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce the order in judicial or administrative proceedings and to impose civil money penalties.

Prohibitions Against Tying Arrangements.    12 U.S.C. § 1972 prohibits federal savings banks from engaging in certain tying arrangements. Under this prohibition, as interpreted by the OTS, a depository institution may not, subject to some exceptions, extend credit to or offer any other service to, or fix or vary the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor.

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

Prompt Corrective Regulatory Action.    Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on the association’s capital. Generally, a savings institution is treated as “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution will be treated as “adequately capitalized” if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” The elements of an association’s capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See “—Capital Requirements.” At June 30, 2003, the Bank met the criteria for being considered “well-capitalized.”

Where appropriate, the OTS can impose corrective action on a savings and loan holding company under the “prompt corrective action” provisions of FDICIA.

Insurance of Deposit Accounts.    The Bank is a member of the Savings Association Insurance Fund (“the SAIF”), and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions whereby the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulations, the OTS applies different assessment rates that correspond to nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC may raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

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

Federal Home Loan Bank System.    The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations, but not less than $500. The Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock at June 30, 2003 of $1.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirement could reduce the amount the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be affected.

Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings banks, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement.

Federal Reserve System.    Under the FRB’s regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that (a) reserves of 3% be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by the FRB, and (b) a reserve of $1.2 million plus 10% (subject to adjustment by the FRB between 8% and 14%) be maintained against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with these reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a passthrough account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets to the extent that the requirement exceeds vault cash.

Regulation of the Holding Company

General.    The Mutual Holding Company and the Company are holding companies chartered pursuant to Section 10(o) of the HOLA. As such, the Mutual Holding Company and the Company are registered with and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. Unlike bank holding companies, federal mutual holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to Activities of Mutual Holding Companies.    Under federal law, a mutual holding company may engage only in the following activities:

•	investing in the stock of a savings institution;

•	acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

•	merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

•	investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•	the permissible activities described above for non-grandfathered savings and loan holding companies.

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

Restrictions Applicable to All Savings and Loan Holding Companies.    Federal law prohibits a savings and loan holding company, including the Company and the Mutual Holding Company, directly or indirectly, from acquiring:

•	control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•	through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•	control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•	if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test as set forth in Section 10(m) of the HOLA and OTS regulations, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.

Regulation of Insurance Activities

The Company offers various insurance products through AF Insurance Services, Inc., a wholly owned subsidiary of the Company. AF Insurance Services, Inc. is licensed and regulated by the North Carolina Department of Insurance (the “Department”). As such, AF Insurance Services, Inc. is subject to the supervision, examination and reporting requirements of the Department and its activities are governed by the laws and regulations of the State of North Carolina.

Regulation of Securities Brokerage Activities

The Company offers non-insured investment products through AF Brokerage, Inc., a wholly owned subsidiary of the Company. AF Brokerage, Inc. is a North Carolina corporation which is registered as a broker-dealer under Section 15 of the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc. (the “NASD”). As such, AF Brokerage, Inc. is subject to the supervision, examination and reporting requirements of the Securities and Exchange (the “SEC”), the NASD and the various states in which it conducts business.

Federal Securities Laws

The Common Stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The USA PATRIOT Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002 and were subsequently amended on November 6, 2002 and November 14, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Astoria Federal is in compliance with the OTS’s anti-money laundering regulations.

•	Pursuant to Section 326, on May 9, 2003 the OTS, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification. The rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution’s program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver’s licenses, passports, credit reports and other similar means.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. A final rule under Section 312 was issued by the Treasury Department on September 26, 2002. The rule states that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank’s overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering. The deadline for compliance with this rule, as extended, is March 31, 2003.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act. Given the extensive SEC role in implementing rules relating to many of the Sarbanes Oxley Act’s new requirements, the final scope of these requirements remains to be determined.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we review those rules and comply as required.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FEDERAL AND STATE TAXATION

Federal Taxation

General.    The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Holding Company or the Company. The Bank has not been audited by the Internal Revenue Service for the last eight years.

For federal income tax purposes, the Bank reports its income on the basis of a taxable year ending June 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s tax reserve for bad debts, discussed below. The Bank, AF Insurance Services, Inc., AF Brokerage, Inc. and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the Mutual Holding Company will own less than 80% of the Common Stock, it will not be a member of such affiliated group and will report its income on a separate return.

Bad Debt Reserves.    The Bank, as a “small bank” (one with assets having an adjusted tax basis of $500 million or less), is permitted to maintain a reserve for bad debts with respect to “qualifying loans,” which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank’s taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of June 30, 1996. Since the Bank has already provided a deferred tax liability equal to the amount of such recapture, the recapture will not adversely impact the Bank’s financial condition or results of operations.

Distributions.    To the extent that the Bank makes “non-dividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank’s “base year reserve,” to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank’s income.

The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank’s base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.

Corporate Alternative Minimum Tax.    The Internal Revenue Code of 1986, as amended (the “Code”), imposes a tax (“AMT”) on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank’s AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

Elimination of Dividends; Dividends Received Deduction.    The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because, following completion of the Reorganization, the Mutual Holding Company is not a member of such affiliated group, it does not qualify for such 100% dividends exclusion, but will be entitled to deduct 70% of the dividends it receives from the Company so long as it owns more than 20% of the common stock.

State Taxation

Under North Carolina law, the corporate income tax is 6.9% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.0015 applied to the greatest of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) 55% of the appraised valuation of property in North Carolina.

ITEM 2.    PROPERTIES

The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Boone, Elkin, Jefferson, Lenoir, Sparta, Warrensville, Wilkesboro and West Jefferson, North Carolina. The Company owns the main office, corporate offices, the Mt. Jefferson Financial Center Office, the Lenoir office and the Jefferson Branch. Additionally, the Company is constructing a new facility at a highly accessible and visible location in Boone, North Carolina. The Company expects the Boone facility to open during the first quarter of the 2005 fiscal year at a cost of approximately $6.7 million. Two floors of the proposed four-story facility will be offered for lease to the professional and medical communities. The Company has executed a contract with a general contractor to construct the Financial Center at a cost of approximately $5.0 million with construction well underway at June 30, 2003. Management believes that the Company’s current and planned facilities are adequate to meet the present and immediately foreseeable needs of the Company.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date		Net Book Value at June 30, 2003
	(Dollars in thousands)
Corporate Offices 21 East Ashe Street West Jefferson, NC 28694	Owned	06/15/2000	—		$1,482,446

Insurance and Brokerage Offices 206 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1997	—		$273,596

AF Bank 205 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1963	—		$112,750

AF Bank 840 E. Main Street Jefferson, NC 28640	Owned	05/18/1994	—		$477,225

AF Bank 4951 NC Hwy. 88 West Warrensville, NC 28693	Leased	08/01/1995	07/31/2005	*	—

AF Bank 381 South Main Street Sparta, NC 28675	Leased	01/09/1998	10/04/2005	**	—

AF Bank 285 Hwy 105 Ext. Boone, NC 28607	Leased	02/26/1999	02/26/2004		—

AF Insurance Services, Inc. 315 Main Street North Wilkesboro, NC 28659	Leased	06/01/2000	05/31/2005	***	—

AF Insurance Services, Inc. 324 Morganton Blvd., SW Lenoir, NC 28645	Owned	07/03/2000	—		$86,922

AF Insurance Services, Inc. 948 Johnson Ridge Road Elkin, NC 28621	Leased	01/01/2002	01/01/2005	**	—

AF Insurance Services, Inc. 400 Shadowline Drive Boone, NC 28607	Leased	12/01/2000	09/30/2007		—

AF Financial Center 1441 Mt. Jefferson Road West Jefferson, NC 28694	Owned	04/10/2001	—		$1,349,733

AF Bank 1489 Mt. Jefferson Road West Jefferson, NC 28694	Leased	01/05/2001	01/08/2011	*	—

* Option to renew for an additional five-year period.

** Option to renew for an additional three-year period.

*** Option to renew for five additional one-year periods.

ITEM 3.    LEGAL PROCEEDINGS

At June 30, 2003, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or to which any of its property was subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Common Stock” and “Market for the Common Stock” in the Registrant’s 2003 Annual Report to Stockholders on page 56, and is incorporated herein by reference.

Information relating to the payment of dividends by the Registrant appears under “Common Stock” and “Market for the Common Stock” in the Registrant’s 2003 Annual Report to Stockholders on page 56, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. AsheCo, M.H.C., waived the right to receive any dividend to be paid on the common stock of the Company during the next four calendar quarters—beginning with the June 2003 quarter and ending with the March 2004 quarter.

Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See “Regulation—Limitation on Capital Distributions.”

The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2003 and 2002. When the Company pays dividends to its stockholders, it is required to pay dividends to AsheCo, M.H.C., unless AsheCo, M.H.C. elects to waive dividends. To date, AsheCo, M.H.C. has waived dividends paid by the Company. Any decision to waive dividends will be subject to regulatory approval.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Certain of the above-captioned information appears under “Selected Financial and Other Data of the Company” “Management’s Discussion and Analysis” and in the Registrant’s 2003 Annual Report to Stockholders on pages 2 through 3, and 8 through 22 and is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

The Financial Statements of AF Financial Group, together with the report thereon by Larrowe & Company, PLC appears in the Registrant’s 2003 Annual Report to Stockholders on pages 24 through 53 and are incorporated herein by reference.

Page(s) in Annual Report
• Independent Auditor’s Report	53
• Consolidated Statements of Financial Condition, June 30, 2003 and 2002	24
• Consolidated Statements of Income, Years Ended June 30, 2003 and 2002	25
• Consolidated Statements of Stockholders’ Equity, Years Ended June 30, 2003 and 2002	26
• Consolidated Statements of Cash Flows, Years Ended June 30, 2003 and 2002	27
• Notes to Consolidated Financial Statements	29

ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2003.

ITEM 10.    EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2003.

The following table sets forth the aggregate information with respect to the Company’s equity compensation plans as in effect as of June 30, 2003.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,707	$18.50	—
Equity compensation plans not approved by security holders	—	—	—

Total	21,707	$18.50	—

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York.

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001.

10.1	Employment Agreement between AF Bank and James A. Todd dated November 18, 2002.

10.2	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002.

10.3	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (incorporated by reference to the 10-KSB for the year ended June 30, 1998).*

10.4	Employee Stock Ownership Plan of Ashe Federal Bank (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1998).*

10.5	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank.

10.6	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank.

10.7	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank.

10.8	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank.

10.9	Salary Continuation Agreement between AF Bankshares, Inc. and James A. Todd dated April 15, 2002.

10.10	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002.

10.11	Employment Agreement between AF Financial Group and James A. Todd dated November 18, 2002.

10.13	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002.

13.1	2003 Annual Report to Stockholders.

21.1	Subsidiary Information Incorporated herein by reference to “Part I—Subsidiary Activities”.

31.1	Section 302 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certifications.

32.1	Section 906 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certifications.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2003.

*	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1998 as filed with the SEC on September 29, 1998.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AF Financial Group
(Registrant)

Date: September 28, 2003	By:	/s/ James A. Todd
James A. Todd
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ James A. Todd James A. Todd Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2003

/s/ Melanie Paisley Miller Melanie Paisley Miller Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)	September 28, 2003

/s/ Jan R. Caddell Jan R. Caddell—Director	September 28, 2003

/s/ Kenneth R. Greene Kenneth R. Greene—Director	September 28, 2003

/s/ Claudia L. Kelley Claudia L. Kelley—Director	September 28, 2003

/s/ Donald R. Moore Donald R. Moore—Director	September 28, 2003

/s/ Wayne R. Burgess Wayne R. Burgess—Director	September 28, 2003

/s/ Jimmy D. Reeves Jimmy D. Reeves—Director	September 28, 2003

/s/ Michael M. Sherman Michael M. Sherman—Director	September 28, 2003

/s/ Jerry L. Roten Jerry L. Roten—Director	September 28, 2003

/s/ John D. Weaver John D. Weaver—Director	September 28, 2003