Form 10QSB
period 2003-09-30
AF FINANCIAL GROUP
filed 2003-11-13
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003
                                         ------------------
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________________ to

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

Indicate by check whether the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes U  No
   ---   ---

As of October 31, 2003 there were 1,053,678 shares of the Registrant's common stock issued and 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format: Yes    No U
                                                  ---   ---

                               AF FINANCIAL GROUP
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                          Pages
                                                                                        -----
        Item 1.   Financial Statements

Condensed Consolidated Statements of Financial Condition as of
September 30, 2003 (unaudited) and June 30, 2003                                        1

Condensed Consolidated Statements of Income and Comprehensive Income for
the Three Months ended September 30, 2003 (unaudited)                                   2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
September 30, 2003 and 2002 (unaudited)                                                 3

Notes to Condensed Consolidated Financial Statements                                    4 - 8

        Item 2.  Management's Discussion and Analysis                                   9 - 15
        Item 3.  Controls and Procedures                                                15

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings                                                      16
        Item 2.  Changes in Securities and Use of Proceeds                              16
        Item 3.  Defaults upon Senior Securities                                        16
        Item 4.  Submission of Matters to a Vote of Security Holders                    16
        Item 5.  Other Information                                                      16
        Item 6.  Exhibits and Reports on Form 8-K                                       16
        Signatures                                                                      17

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003


ASSETS

                                                                           September 30,       June 30,
                                                                               2003              2003
------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)           (*)
Cash and cash equivalents:
   Interest-bearing deposits                                                  $ 8,841,803       $ 6,151,744
   Noninterest-bearing deposits                                                 8,055,941         7,920,274
Securities held to maturity                                                       100,000           100,000
Securities available for sale                                                   7,008,056         7,596,814
Federal Home Loan Bank stock                                                    1,057,300         1,057,300
Loans receivable, net                                                         156,464,653       156,257,890
Real estate owned                                                                  59,885            43,000
Office properties and equipment, net                                            9,163,550         8,691,947
Accrued interest receivable on loans                                              783,370           787,675
Accrued interest receivable on investment securities                               37,232            77,833
Prepaid expenses and other assets                                               1,293,795         1,342,633
Deferred income taxes, net                                                        357,403           349,223
Goodwill                                                                        1,596,446         1,596,446
                                                                          ----------------  ----------------
                              TOTAL ASSETS                                  $ 194,819,434     $ 191,972,779
                                                                          ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Savings deposits                                                         $ 152,880,945     $ 149,571,086
   Notes payable                                                                1,196,187         1,140,296
   Note payable - ESOP                                                            107,420           107,420
   Advances from Federal Home Loan Bank                                        21,145,206        21,145,669
   Accounts payable and other liabilities                                       1,036,144         1,568,612
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                        646,373           479,412
  Capital Securities                                                            5,000,000         5,000,000
                                                                          ----------------  ----------------
                              TOTAL LIABILITIES                               182,012,275       179,012,495
                                                                          ----------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
    Common stock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,838 outstanding shares
          at September 30, 2003 and June 30, 2003                                  10,537            10,537
   Additional paid-in capital                                                   4,629,098         4,619,570
   Retained earnings, substantially restricted                                  8,196,397         8,346,320
   Accumulated other comprehensive income                                          46,007            58,737
                                                                          ----------------  ----------------
                                                                               12,882,039        13,035,164
    Less the cost of 3,840 shares of treasury stock                               (74,880)          (74,880)
                                                                          ----------------  ----------------
                              TOTAL STOCKHOLDERS' EQUITY                       12,807,159        12,960,284
                                                                          ----------------  ----------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 194,819,434     $ 191,972,779
                                                                          ================  ================

See Notes to Condensed Consolidated Financial Statements.

* The Condensed Consolidated Statement of Financial Condition as of June 30, 2003 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) For the Three Months Ended September 30, 2003 and 2002

                                                                                      Three Months Ended
                                                                                        September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                   2003               2002
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
    Loans                                                                         $ 2,610,032        $ 2,747,721
    Investment securities                                                              55,288             95,461
    Interest-bearing deposits                                                          18,491             12,262
                                                                              ----------------   ----------------
                    TOTAL INTEREST INCOME                                           2,683,811          2,855,444
                                                                              ----------------   ----------------

Interest expense:
    Savings Deposits                                                                  732,811            893,356
    Federal Home Loan Bank advances                                                   263,693            252,852
    Notes payable                                                                      17,190             16,885
    Capital Securities                                                                131,284            130,317
                                                                              ----------------   ----------------
                                                                                    1,144,978          1,293,410
                                                                              ----------------   ----------------
                    NET INTEREST INCOME                                             1,538,833          1,562,034
Provision for loan losses                                                              44,000           112,500
                                                                              ----------------   ----------------
                    NET INTEREST INCOME AFTER PROVISION FOR
                     LOAN LOSSES                                                    1,494,833          1,449,534
                                                                              ----------------   ----------------

Noninterest income:
    Insurance commissions                                                             613,505            562,132
    Other                                                                             349,400            289,541
                                                                              ----------------   ----------------
                                                                                      962,905            851,673
                                                                              ----------------   ----------------
Noninterest expense:
    Compensation and employee benefits                                              1,366,078          1,249,099
    Occupancy and equipment                                                           304,179            279,765
    Computer processing charges                                                       142,803            133,799
    Other                                                                             564,657            505,126
                                                                              ----------------   ----------------
                                                                                    2,377,717          2,167,789
                                                                              ----------------   ----------------
                    INCOME BEFORE INCOME TAXES                                         80,021            133,418
    Income taxes                                                                       47,812             61,268
                                                                              ----------------   ----------------
                    NET INCOME                                                         32,209             72,150
                                                                              ----------------   ----------------
    Other comprehensive income, net of tax:
      Unrealized gain (loss) on securities, net of tax                                (12,730)            44,344
                                                                              ----------------   ----------------
                   COMPREHENSIVE INCOME                                              $ 19,479          $ 116,494
                                                                              ================   ================

    Basic Earnings per share of common stock (Note 3)                                  $ 0.03             $ 0.07
                                                                              ================   ================
    Diluted Earnings per share of common stock (Note 3)                                $ 0.03             $ 0.07
                                                                              ================   ================

    Basic weighted average shares outstanding                                       1,039,709          1,039,857
                                                                              ================   ================
    Diluted weighted average shares outstanding                                     1,040,168          1,039,857
                                                                              ================   ================

    Cash dividends declared per share                                                  $ 0.05             $ 0.05
                                                                              ================   ================

    See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                                        Three Months Ended
                                                                                                           September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                                      $ 32,209           $ 72,150
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
          Provision for loan losses and real estate owned                                             44,000            112,500
          Provision for depreciation                                                                 212,321            189,503
          ESOP Expense                                                                                18,787             12,571
    Change in operating assets and liabilities:
          Accrued interest receivable                                                                 44,906            (50,309)
          Accrued interest payable                                                                  (106,652)            19,798
          Prepaid and other assets                                                                    70,814            455,928
          Accounts payable and other liabilities                                                    (402,605)          (750,250)
                                                                                            -----------------  -----------------
                         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (86,220)            61,891
                                                                                            -----------------  -----------------
Cash Flows from Investing Activities
    Decrease in Federal Home Loan Bank stock                                                               -           (208,000)
    Purchases of securities available for sale                                                    (1,500,000)          (800,000)
    Proceeds from principal repayment and maturities of securities available for sale              2,046,150          3,166,600
    Net originations of loans receivable                                                            (272,908)        (8,643,216)
    Purchases of office properties and equipment                                                    (684,202)           (80,306)
    Proceeds from sale of real estate owned                                                            5,260                  -
                                                                                            -----------------  -----------------
                         NET CASH USED IN INVESTING ACTIVITIES                                      (405,700)        (6,564,922)
                                                                                            -----------------  -----------------
Cash Flows from Financing Activities
    Net increase (decrease) in savings deposits                                                    3,286,648         (2,223,264)
    FHLB Advances (repayments), net                                                                     (463)         6,237,075
    Notes Payable advances, (repayments), net                                                         55,891             (3,162)
    Dividends paid                                                                                   (24,430)           (51,513)
                                                                                            -----------------  -----------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,317,646          3,959,136
                                                                                            -----------------  -----------------
                         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,825,726         (2,543,895)
Cash and cash equivalents:
    Beginning                                                                                     14,072,018         11,219,573
                                                                                            -----------------  -----------------

    Ending                                                                                      $ 16,897,744        $ 8,675,678
                                                                                            =================  =================

                               AF FINANCIAL GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.NATURE OF BUSINESS

AF Financial Group (the "Company") is a federally chartered stock holding company for AF Bank (the "Bank"), AF Insurance Services, Inc. (an independent insurance agency) and AF Brokerage, Inc. (a registered broker/dealer, member NASD and SIPC). AF Bank conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. Headquartered in West Jefferson, North Carolina, AF Insurance Services, Inc., has branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina. AF Brokerage, Inc. serves Ashe, Alleghany, Wilkes and Watauga counties in North Carolina.

On April 15, 1996, the Board of Directors of Ashe Federal Bank adopted a Plan of Reorganization and the related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering and formed AsheCo, MHC, a mutual holding company which owned more than 50% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, which includes 36,942 shares sold to its Employee Stock Ownership Plan (the "ESOP"), and issued 538,221 shares to AsheCo, MHC.

At the Bank's annual meeting held on December 8, 1997, the shareholders of Ashe Federal Bank approved the Ashe Federal Bank 1997 Stock Option Plan, the Ashe Federal Bank 1997 Recognition and Retention Plan, a change in the Bank's federal stock charter, changing the corporate name to AF Bank, and a plan of reorganization providing for the establishment of AF Bankshares, Inc., as a federally chartered stock holding company and parent of the Bank. On June 16, 1998, the Bank completed its reorganization into a two-tier mutual holding company and became a wholly owned subsidiary of the Company as the Company became a majority owned subsidiary of AsheCo, MHC.

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

We believe the term "financial services" covers five broad categories: funds transfer including checking accounts; insured savings instruments; credit/lending services; insurance; and investment services. Further, we believe that failure to offer insurance and brokerage services in addition to traditional `banking only' services would impair the Company's growth and make retention of existing customers more difficult.

During the three-month period ending September 30, 1998, we established a securities brokerage subsidiary, AF Brokerage, Inc., that currently conducts brokerage services from two offices in West Jefferson, an office in Boone and by appointment in the Company's other office locations. AF

Brokerage, Inc. applied to the NASD for membership in the third quarter of 1998 and was granted membership on October 22, 1999. AF Brokerage, Inc. commenced operation in the fourth quarter of 2000 as an independent broker/dealer.

We continue to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, and which will enhance the Company's long term value and earnings potential. We believe penetration into new (especially contiguous) markets increases the opportunity to deliver products from all the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable investments by increasing the economies of scale, as well as improving the economies of scope, while at the same time adding to the products available for delivery to the Company's customers.

We are equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001, AF Bank opened the only financial institution outlet located inside the Wal-Mart in West Jefferson, North Carolina. In May 2002, we opened a freestanding full-service financial center adjacent to Wal-Mart in West Jefferson, North Carolina. Thus, customers now enjoy the convenience of banking where they shop, as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM, drive-through lanes, and a commercial depository). Also, we added a Customer Call Center allowing customers to speak with a banking representative by phone from 7 a.m. until 10 p.m. Monday through Friday. During the quarter ended September 30, 2003, we signed an agreement to purchase the assets of an insurance agency in Sparta, North Carolina. The closing on this purchase occurred on November 3, 2003. This purchase is evidence of our commitment to expand our market share in existing markets and will increase the revenue stream for the Sparta insurance operation while expanding our customer base in Alleghany County.

During the year ended June 30, 2003, we added online banking and check imaging to the services we offer through AF Bank. Both of these important new services are designed to strengthen existing customer financial relationships, as well as attract new customers and clients. Online banking gives customers the ability to bank directly through their computers -- 24 hours a day, seven days a week. Check imaging provides our checking customers with the space-saving option of receiving imaged statements showing their cancelled checks, instead of dealing with bulky stacks of returned checks each month. We have entered an agreement with our banking service bureau to add bill payment capabilities to our list of services later this year in order to meet the increasing expectations of our customers.

Additionally, during the year ended June 30, 2003, we acquired land in Boone, North Carolina to construct a Financial Service Center. The new Financial Center is expected to cost approximately $6.7 million and will combine banking, insurance and investments into one convenient location in the Watagua County market. Two floors of the proposed four-story facility will be offered for lease to the professional and medical communities. We have executed a contract with a general contractor to construct the Financial Center at a cost of approximately $5.0 million. The estimated completion date of the project is July 2004. We continue to seek opportunities to increase the market penetration of our services.

During the year ended June 30, 1999, we purchased 6,300 shares of our common stock for a total price of $113,750. In the same year, we issued 2,000 of these shares. During the year ended June 30, 2002, we issued 460 of these shares. We do not plan to acquire additional shares until we have a specific purpose for additional stock purchases.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements (except for the consolidated statement of financial condition at June 30, 2003, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2004.

The accounting policies which follow are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2003 audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. This quarterly report should be read in conjunction with such annual report.

NOTE 3. EARNINGS PER SHARE

The Company's basic and diluted earnings per share for the three month period ended September 30, 2003 are based on weighted averages of 1,039,709 and 1,040,168 shares, respectively, assumed to be outstanding for the period. Options to purchase 21,707 shares of common stock at $18.50 per share were outstanding during the first quarter of the fiscal year ending June 2004, and because the average market price is higher than the exercise price of $18.50, the incremental shares are considered dilutive and are included in the calculation of diluted earnings per share. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

                                                                 Three Months
                                                              Ended September 30,
                                                            2003                2002
                                                            ----                ----
Weighted average shares outstanding                       1,039,709           1,039,857

Potentially dilutive effect of stock options                    459                   -
                                                   -----------------   -----------------
Weighted average shares outstanding,
including potentially dilutive effect of
stock options                                              1,040,168          1,039,857
                                                   =================   =================

NOTE 4. FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $21,145,206 and $21,145,669 at September 30, 2003 and June 30, 2003, respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at September 30, 2003 is payable at rates ranging from 3.50% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $145,206 are due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010, $4.0 million is due January 2011 and $5.0 million is due September 2012. At September 30, 2003, the Company had a $1,500,000 outstanding letter of credit from the FHLB used to collateralize public deposits.

The Company had notes payable outstanding of $1,196,187 and $1,140,296 at September 30, 2003 and June 30, 2003, respectively. Interest at September 30, 2003 is payable at rates ranging from 4.25% to 5.50% with maturities between 2 and 7 years.

NOTE 5. CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, from the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $180,279 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

NOTE 6. DIVIDENDS DECLARED

On September 19, 2003, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of September 30, 2003 and payable on October 15, 2003. The dividends declared were accrued and reported in accounts payable and other liabilities in the September 30, 2003 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

NOTE 7. GOODWILL

Goodwill is the cost of the investment by AF Insurance Services, Inc. in excess of the fair value of net tangible assets acquired at the date of purchase. On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the provisions of the Statement, on July 1, 2002, the Company ceased to amortize the goodwill that is determined to have an indefinite life. On June 30, 2003, the Company had no impairment of goodwill, but will reevaluate the carrying value of goodwill at least annually. The Company expects to perform this reevaluation as of March 31 in each of its future fiscal years.

NOTE 8. INCOME TAXES

Income taxes resulted from applying normal, expected tax rates on income earned during the three months ended September 30, 2003 and 2002. Income tax expense was $47,812 and $61,268 for the three months ended September 30, 2003 and 2002, respectively. The effective tax rate was higher than expected tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected "overall" state income tax expense.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has executed a contract with a general contractor to construct the Financial Center in Boone, North Carolina at a cost of approximately $5.0 million. The Company expects the construction project to be completed in July 2004.

NOTE 10.  STOCK OPTION PLAN

The Company has implemented a qualified stock option plan authorizing the grant of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair market value of the Company's common stock at the date of grant. Under the Plan, 21,707 of options, which vest at the rate of 20% annually beginning at the date of grant, were all granted on December 8, 1997 and expire on December 8, 2007.

At September 30, 2003, 21,707 options have been granted at an exercise price of $18.50, of which 21,707 options are currently exercisable. No options have been exercised to date and all options granted are outstanding at September 30, 2003. The Company accounts for the stock option plan under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. No stock-based compensation cost has been reflected in net income since all options granted under this plan had an excise price equal to the market value of the stock on the date of grant.

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

BACKGROUND AND INTRODUCTION

We believe it is important to view the quarterly financial results of the Company within the larger context of the Company's long-term strategic business plan. Doing so helps keep short-term results in clearer perspective, and underscores management's commitment to the LONG-TERM profitability and success of the Company.

It is our view that the Company's success in the 21st Century depends in large part upon its ability to compete beyond the narrow boundaries imposed upon banking during most of the 20th Century. In fact, the transition from "banking" to "financial services provider" has impacted every major competitor of the Company to some degree. The Gramm-Leach-Bliley Financial Services Modernization Act is an excellent example of regulatory and governmental support of this viewpoint.

The Sarbanes-Oxley Act of 2002 (the "Act") is another example of legislation that has significantly impacted us and our competitors. The Act, and its subsequent regulations, makes changes to the way we select and manage our outside auditors, establishes new independence requirements for the board and its committees and includes provisions that increase our accountably regarding the presentation of the Company's financial condition. Complying with these provisions will have an impact on our cost of operation. Though we are unable to quantify the costs associated with the compliance with Section 404 of the Act, we believe that the costs will be material. During the 2003 fiscal year, we invested a significant amount of time to meet governance requirements that should assure our stockholders, customers and employees of our commitment to high ethical business operations and standards. We added a member to the board of directors who qualifies as a financial expert and revamped the Audit Committee membership so that all members meet the independence standards. A Governance Committee was established and that committee has begun the process for board and individual board member assessments. The three main committees, the Audit Committee, the Governance Committee and the Compensation Committee, have a minimum of three directors serving on each committee. No member of management serves on these committees. The board of directors meets monthly in executive session without any members of management present. A monthly training program has been implemented to better prepare the directors to provide oversight for the Company. We made substantial changes to our governance procedures, code of ethics and other factors that we believe were prudent and that have allowed us to comply with the rules and regulations created by the Act and by the securities exchange. We expect to spend a significant amount of time and assets during the 2004 fiscal year to comply with additional regulations from the Act, including Section 404 which requires documentation and testing of our internal controls over financial reporting.

We have long recognized the dramatically changing dynamics of the delivery system for financial services in this country. Both individuals and businesses now look to a broadening array of sources for needed (or wanted) financial products. Individuals and families are opening FDIC insured savings accounts at brokerage houses; they are purchasing mutual funds and annuities through offices of banking organizations; and they are using the services of non-bank financial planners to plan their retirements and their children's education needs. Companies are increasingly taking their cash management function to independent brokers or insurance company representatives; they are investing idle cash through discount brokerages on the internet; and they are establishing letters and lines of credit with investment bankers, indirect credit companies and others. We are aware of the increasing expectations of our customers for more immediate delivery of their financial services.

We believe we have the foundation in place to successfully compete in our established markets. In all AF Bank markets, we have the capability to deliver comprehensive insurance services through our insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. Additionally, during the year ended June 30, 2003, we acquired land in Boone, North Carolina to construct a Financial Service Center. The new Financial Center will combine banking, insurance and investments into one convenient location in the Watauga County market. In order to project an image as a full service financial provider to potential clients and customers, the Company's stockholders approved a resolution to amend the Company's federal stock charter to change the Company's name from AF Bankshares, Inc., to AF Financial Group. The challenge facing us is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer AF customers, clients and prospects these services. It is a challenge we are working hard to meet.

To enhance and expand our service delivery channels, we have introduced a Call Center, allowing banking customers access to a live banking representative by telephone from 7 a.m. until 10 p.m., Monday through Friday; Online Banking to provide customers with the ability to bank directly through their computers 24 hours a day, seven days a week; and Check Imaging giving checking customers the added option of receiving imaged statements showing all their cancelled checks -- instead of bulky stacks of returned checks each month. We plan to offer on line bill payment during the year ending June 30, 2004. These, and other planned improvements, are all intended to improve the viability and DESIRABILITY of our delivery platform.

Services without technology adequate to provide reliable delivery are not sufficient. Therefore, we have added new equipment to assure our delivery capabilities in the event of a disaster affecting our computer systems. These back up facilities will be re-located to the Boone Financial Center that is currently under construction. Prior to completion, backup equipment has been positioned in various branch locations that are away from the primary IT location. These investments in the backup capacity allow us to assure our customers of our stability in the event of a disastrous occurrence as well as to comply with regulatory requirements for business continuity. In coming years, we believe our established foundation and emerging platform will drive our long-term viability as a competitively superior financial services provider in all markets.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND JUNE 30, 2003:

Total assets increased by $2.8 million, or 1.5%, to $194.8 million at September 30, 2003 from $192.0 million at June 30, 2003. The increase in assets was primarily the result of an increase of $2.8 million, or 20.1%, in cash and cash equivalents and an increase of $471,603, or 5.4%, in office properties and equipment, net, from June 30, 2003 to September 30, 2003. The increase in cash and cash equivalents was primarily the result of proceeds from maturing investments and an increase of $3.3 million in savings deposits. The increase in net office properties and equipment was primarily due to the costs to construct a new Financial Service Center in Boone, North Carolina.

Securities available for sale decreased $588,758 or 7.8% to $7.0 million at September 30, 2003 from $7.6 million at June 30, 2003. This decrease was due to maturing investments. At September 30, 2003, the Company's investment portfolio had approximately $75,563 in net unrealized gains as compared to net unrealized gains of $96,473 at June 30, 2003.

Net loans increased $206,763, or 0.1%, to $156.5 million at September 30, 2003 from $156.3 million at June 30, 2003. Net portfolio loan growth was low even though originations increased approximately 61.4% during the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. A large portion of the originations was the result of refinancing existing loans at lower rates and for longer terms. We chose not to increase our interest rate risk by adding these lower rate, long term loans to our portfolio and chose to sell the loans to Fannie Mae with servicing retained. The chart below shows the level of loan commitments closed during the three month periods ended September 30, 2003 and 2002.

---------------------------------------------------------------------
Commitments Closed              FYE 04         FYE 03     % Increase
---------------------------------------------------------------------
July                             8,627,880      7,452,127     15.78%
August                          15,036,213      8,647,185     73.89%
September                       12,005,375      6,006,857     99.86%
                            -----------------------------------------
Total Committed                 35,669,468     22,106,169     61.36%
---------------------------------------------------------------------

We have continued to minimize our exposure to rising interest rates by selling long-term fixed rate mortgages and retaining the servicing. This strategy reduces short-term earnings but will provide protection when rates begin to rise. As a result of the loan sales, the net balances serviced for Fannie Mae increased approximately 55.7% between September 30, 2002 and September 30, 2003.

The Bank's deposits increased by $3.3 million, or 2.2%, from $149.6 million at June 30, 2003 to $152.9 million at September 30, 2003. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to focus our marketing efforts and to offer new products to increase lower cost core deposits. During the period, the Bank entered an agreement with Promontory Interfinancial Network which allows us to provide FDIC insurance coverage beyond the normal limits by using its network. The agreement allows us to maintain large deposit relationships when the customer desires FDIC coverage on all deposit balances.

Total stockholders' equity decreased $153,125, or 1.2% to $12.8 million at September 30, 2003 from $13.0 million at June 30, 2003. The decrease in stockholders' equity was primarily the result of the increase in the redeemable common stock held by the ESOP, net of the put option of $166,961, or 34.8%. Net of the change in redeemable common stock held by the ESOP and net of the put option, total stockholders' equity increased by $13,836. This increase was comprised of net income of $32,209, and ESOP expenses of $18,787 offset by the decrease in other comprehensive income of $12,730 and dividends paid of $24,430. At September 30, 2003, the Bank's regulatory capital amounted to $17.1 million compared to $16.9 million at June 30, 2003, which was in excess of regulatory capital requirements at such date.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $335,038 at September 30, 2003 compared to $442,696 at June 30, 2003. The Bank recognized net charge-offs of approximately $60,064 during the three-month period ended September 30, 2003 compared to net charge-offs of $88,400 for the comparable period ended September 30, 2002. The level of net charge-offs was attributable to recent negative economic events on the local level, principally related to factory closings in two of the Company's primary markets and the higher unemployment due to the closings. As a result and based on management's analysis of its allowances, a $44,000 provision for loan losses was made during the three-month period ended September 30, 2003. Similar loan loss provisions in future periods are uncertain.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

The Company had net income for the three-month period ended September 30, 2003 of $32,209 compared to net income of $72,150 during the same period in 2002. Changes in net income during the comparable three-month period were attributable to: a decrease in the net interest income and an increase in noninterest expense, which is explained below.

INTEREST INCOME. Interest income decreased by $171,633 or 6.0% from $2,855,444 for the three-month period ended September 30, 2002 to $2,683,811 for the three-month period ended September 30, 2003. Interest income from loans decreased $137,689 or 5.0% from $2,747,721 for the three-month period ended September 30, 2002 to $2,610,032 for the three-month period ended September 30, 2003. The decrease in interest income from loans for the three-month period was attributable to a decrease in the rate of net loans receivable. The weighted average rate on portfolio loans declined .77% from 6.99% at September 30, 2002 to 6.22% at September 30, 2003.

INTEREST EXPENSE. Interest expense decreased by $148,432 or 11.5% to $1,144,978 for the three-month period ended September 30, 2003 from $1,293,410 for the three months ended September 30, 2002. Interest expense on deposits decreased by $160,545 or 18.0% to $732,811 for the three months ended September 30, 2003 from $893,356 for the three months ended September 30, 2002. These decreases are the result of the 0.6% decrease in the institution's weighted average rate of deposits during the twelve-month period ended September 30, 2003, partially offset by the $3.3 million increase in savings deposits.

NET INTEREST INCOME. Net interest income decreased by $23,201 or 1.5% from $1,562,034 for the three-month period ended September 30, 2002 to $1,538,833 for the three-month period ended September 30, 2003. The decrease is a result of a drop in the institution's weighted average rate paid for deposits and the reduction of the weighted average loan rates, partially offset by the increase in savings deposits. We do not believe that there has been a material change in interest rate risk from the end of the Company's most recent fiscal year.

PROVISION FOR LOAN LOSSES. We made provisions in the amount of $44,000 to the allowance for loan losses during the three-month period ended September 30, 2003, compared to a $112,500 provision for loan losses made during the three-month period ended September 30, 2002. Provisions for loan losses, which are charged to operations and resulting loan loss allowances, are amounts that the we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The evaluation to increase or decrease the provisions for loan losses and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

We made provisions for loan loss allowances during the three-month period ended September 30, 2003 based upon an analysis of the quality of our loan portfolio. At September 30, 2003, our level of allowance for loan losses amounted to $1,094,620, or 0.69% of total loans, as compared to $1,155,320 of allowance for loan losses, or 0.73% of total loans at September 30, 2002, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

NON-INTEREST INCOME. Non-interest income increased by $111,232 or 13.1% from $851,673 for the three-month period ended September 30, 2002 to $962,905 for the three months ended September 30, 2003. The increase in non-interest income during the three-month period ended September 30, 2003 was primarily attributable to increased revenues generated from insurance commissions and increases in transaction fees on deposit accounts during the three months ended September 30, 2003. The increased revenue generated from insurance sales is due to widening market penetration and an increase in premiums. These trends are expected to continue to produce growth in non-interest income. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and more aggressive fee collection efforts.

NON-INTEREST EXPENSE. Non-interest expense increased by $209,928 or 9.7% from $2,167,789 for the three months ended September 30, 2002 to $2,377,717 for the three months ended September 30, 2003. The increase in non-interest expense for the three-month period ended September 30, 2003 is primarily attributable to an increase in compensation costs and occupancy expenses associated with the costs of adding computer equipment to provide backup facilities in case of a disaster and increased staffing for the Financial Service Center in Boone, North Carolina. Compensation costs increased by $116,979 or 9.4% for the three-month period ended September 30, 2003. Occupancy and equipment costs increased by $24,414 or 8.7% for the three-month period ended September 30, 2003.

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically, for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan demand and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. For additional information about cash flows from the Company's operating, financing and investing activities, see "Condensed Consolidated Statements of Cash Flow."

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the Federal Home Loan Bank of Atlanta (the "FHLB")and use the wholesale deposit markets. At September 30, 2003, we had borrowings of $21.1 million from the FHLB.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $55.9 million at September 30, 2003. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of September 30, 2003, cash and cash equivalents, a significant source of liquidity, totaled $16.9 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Our liquidity position is in excellent shape by any objective benchmark or comparison.

ASSET/LIABILITY MANAGEMENT.

The Company's asset/liability management is focused primarily on evaluating and managing our net interest income in relation to various risk criteria. Factors beyond our control, such as the effects of changes in market interest rates and competition, may also have an impact on the management of interest rate risk.

In the absence of other factors, our overall yield on interest-earning assets will increase as will our cost of funds on our interest-bearing liabilities when market rates increase over an extended period of time. Inversely, our yields and cost of funds will decrease when market rates decline. We are able to manage these fluctuations to some extent by attempting to control the maturity or rate adjustments of its interest-earning assets and interest-bearing liabilities over given periods of time. One of our tools to monitor interest rate risk is the measurement of sensitivity of the net portfolio value to changes in interest rates.

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on our operations, we have implemented an asset/liability program designed to improve our interest rate risk exposure. The program emphasizes the originations of three and five-year fixed rate balloon mortgages, adjustable rate mortgages, selling long-term fixed rate loans to the secondary market, shorter term consumer and commercial loans, the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of deposit accounts that can be repriced rapidly.

Although our asset/liability management program has generally helped to decrease the exposure of its earnings to interest rate increases, the residual effect of reducing our historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs. Certificates of deposit typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

We believe that our asset/liability management program continues to function as a useful financial management tool; adequately providing for the safe, sound and prudent management of our exposure to changes in interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our audited consolidated financial statements for the year ended June 30, 2003 included in the Company's 2003 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of goodwill, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policies to be most critical in their potential effect on our financial position or results of operations:

ALLOWANCE FOR LOAN LOSSES

The Allowance for Loan Losses ("ALL") is established through a provision for loan losses based on our evaluation of the risks inherent in the Bank's loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. Our methodology for assessing the appropriations of the ALL consists of two components, which are specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Although we believe we have established and maintained the ALL at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our ALL as conditions dictate.

GOODWILL

On July 1, 2002, we adopted the provisions of Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Under the provisions of the Statement, on July 1, 2002, we ceased to amortize goodwill. We will reevaluate the carrying value of goodwill annually by comparing the present value of expected future cash flows discounted at a spread to the 30-Year US Treasury bond to the carrying value of goodwill at the reporting unit level. Impairment would then be determined if the carrying amount of goodwill exceeds the fair value of the reporting unit. This evaluation is subjective as it requires material estimates that may be susceptible to significant change.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedure designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight of the Company's financial reporting process.

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               AF FINANCIAL GROUP

Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         The Company is not a party to any pending legal proceedings at the present time other than routine litigation that is incidental to the business.

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         31.1 Section 302 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certifications

         32.1 Section 906 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certifications

(b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Commission on August 18, 2003. The Form 8-K announced that the Audit Committee of the Company recommended, approved and appointed Dixon Odom PLLC as the Company's independent accountant to audit the Company's financial statements for the fiscal year ending June 30, 2004. Effective as of August 18, 2003, the Audit Committee formally engaged Dixon Odom PLLC as the Company's independent accountant for the fiscal year ending June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AF FINANCIAL GROUP

Dated November 13, 2003                         By: /s/ James A. Todd
      -----------------                             ----------------------------
                                                James A. Todd
                                                President and Chief Executive
                                                Officer

Dated November 13, 2003                         By: /s/ Melanie Paisley Miller
      -----------------                             ----------------------------
                                                Melanie Paisley Miller
                                                Executive Vice President,
                                                Secretary, Treasurer and Chief
                                                Financial Officer