Form 10QSB
period 2003-12-31
AF FINANCIAL GROUP
filed 2004-01-30
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

  [U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   December 31, 2003
                                       OR
  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________________ to

                           Commission File No: 0-24479

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

                               21 East Ashe Street
                      West Jefferson, North Carolina 28694
               (Address of principal executive office) (Zip code)

                                 (336) 246-4344
                           (Issuer's telephone number)

                             _____________________
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No_____

As of January 30, 2004 there were 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format: Yes       No   U
                                                   -----    -----


                           AF FINANCIAL GROUPCONTENTS
PART I - FINANCIAL INFORMATION                                                       Pages

Item 1.  Financial Statements

Condensed Consolidated Statements of Financial Condition as of
December 31, 2003 (unaudited) and June 30, 2003                                      1

Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited) for the Three and Six Months ended December 31, 2003                     2

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six
Months ended December 31, 2003 and 2002                                              3

Notes to Condensed Consolidated Financial Statements                                 4 - 8

Item 2. Management's Discussion and Analysis                                         9 - 17
Item 3. Controls and Procedures                                                      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           19
Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                              19
Item 3.  Defaults upon Senior Securities                                             19
Item 4.  Submission of Matters to a Vote of Security Holders                         19
Item 5.  Other Information                                                           20
Item 6.  Exhibits and Reports on Form 8-K                                            20
Signatures                                                                           21


AF FINANCIAL GROUP AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

ASSETS
                                                                          December 31,       June 30,
                                                                              2003             2003
----------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)           (*)
Cash and cash equivalents:
   Interest-bearing deposits                                                  $ 369,324       $ 6,151,744
   Noninterest-bearing deposits                                               7,601,388         7,920,274
Securities held to maturity                                                     195,000           100,000
Securities available for sale                                                 5,849,559         7,596,814
Federal Home Loan Bank stock                                                  1,057,300         1,057,300
Loans receivable, net                                                       162,688,037       156,257,890
Real estate owned                                                                25,000            43,000
Office properties and equipment, net                                         10,028,473         8,691,947
Accrued interest receivable on loans                                            785,921           787,675
Accrued interest receivable on investment securities                             49,058            77,833
Prepaid expenses and other assets                                             1,242,887         1,342,633
Deferred income taxes, net                                                      360,246           349,223
Goodwill                                                                      1,676,446         1,596,446
                                                                         ---------------  ----------------
                              TOTAL ASSETS                                $ 191,928,639     $ 191,972,779
                                                                         ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Savings deposits                                                       $ 150,293,596     $ 149,571,086
   Notes payable                                                              1,094,997         1,140,296
   Note payable - ESOP                                                          107,420           107,420
   Advances from Federal Home Loan Bank                                      21,144,732        21,145,669
   Accounts payable and other liabilities                                     1,251,430         1,568,612
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                                      644,620           479,412
  Capital Securities                                                          5,000,000         5,000,000
                                                                         ---------------  ----------------
                              TOTAL LIABILITIES                             179,536,795       179,012,495
                                                                         ---------------  ----------------

Commitments and Contingencies

Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares;
          1,053,678 issued and 1,049,838 outstanding shares
          at December 31, 2003 and June 30, 2003                                 10,537            10,537
   Additional paid-in capital                                                 4,638,348         4,619,570
   Retained earnings, substantially restricted                                7,776,258         8,346,320
   Accumulated other comprehensive income                                        41,581            58,737
                                                                         ---------------  ----------------
                                                                             12,466,724        13,035,164
    Less the cost of 3,840 shares of treasury stock                             (74,880)          (74,880)
                                                                         ---------------  ----------------
                              TOTAL STOCKHOLDERS' EQUITY                     12,391,844        12,960,284
                                                                         ---------------  ----------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 191,928,639     $ 191,972,779
                                                                         ===============  ================

See Notes to Condensed Consolidated Financial Statements.

* The Condensed Consolidated Statement of Financial Condition as of June 30,
2003 has been derived from audited consolidated financial statements.



AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Six Months Ended December 31, 2003 and 2002

                                                                Three Months Ended            Six Months Ended
                                                                December 31,                  December 31,
--------------------------------------------------------------------------------------------  -----------------------------
                                                                    2003           2002           2003            2002
--------------------------------------------------------------------------------------------  -----------------------------
Interest and dividend income:
    Loans                                                        $ 2,547,386     $2,841,397     $ 5,157,418    $ 5,589,118
    Investment securities                                             62,520         94,004         117,808        189,465
    Interest-bearing deposits                                         13,881         13,262          32,372         25,524
                                                                 -----------     ----------     -----------    -----------
                    Total interest income                          2,623,787      2,948,663       5,307,598      5,804,107
                                                                 -----------     ----------     -----------    -----------

Interest expense:
    Savings Deposits                                                 683,366        893,088       1,416,177      1,786,444
    Federal Home Loan Bank advances                                  305,139        270,679         568,832        523,531
    Notes payable                                                     16,267         17,661          33,457         34,546
    Capital Securities                                               129,178        129,510         260,462        259,827
                                                                 -----------     ----------     -----------    -----------
                                                                   1,133,950      1,310,938       2,278,928      2,604,348
                                                                 -----------     ----------     -----------    -----------
                    Net interest income                            1,489,837      1,637,725       3,028,670      3,199,759
Provision for loan losses                                            500,000         35,200         544,000        147,700
                                                                 -----------     ----------     -----------    -----------
                    Net interest income after provision for
                     loan losses                                     989,837      1,602,525       2,484,670      3,052,059
                                                                 -----------     ----------     -----------    -----------

Noninterest income:
    Insurance commissions                                            571,968        567,168       1,185,473      1,129,300
    Other                                                            324,892        269,342         674,292        558,883
                                                                 -----------     ----------     -----------    -----------
                                                                     896,860        836,510       1,859,765      1,688,183
                                                                 -----------     ----------     -----------    -----------
Noninterest expense:
    Compensation and employee benefits                             1,379,129      1,320,158       2,745,207      2,569,257
    Occupancy and equipment                                          312,894        282,652         617,073        562,417
    Computer processing charges                                      153,703        135,057         296,506        268,856
    Other                                                            673,144        554,632       1,237,801      1,059,758
                                                                 -----------     ----------     -----------    -----------
                                                                   2,518,870      2,292,499       4,896,587      4,460,288
                                                                 -----------     ----------     -----------    -----------
                    (Loss) income before income taxes (benefit)     (632,173)       146,536        (552,152)       279,954
    Income taxes (benefit)                                          (225,392)        74,930        (177,580)       136,198
                                                                 -----------     ----------     -----------    -----------
                    Net (loss) income                               (406,781)        71,606        (374,572)       143,756
                                                                 -----------     ----------     -----------    -----------
    Other comprehensive income, net of tax:
      Unrealized (loss) gain on securities, net of tax                (4,426)       (18,490)        (17,156)        25,854
                                                                 -----------     ----------     -----------    -----------
                   Comprehensive (loss) income                    $ (411,207)      $ 53,116      $ (391,728)     $ 169,610
                                                                 ===========     ==========     ===========    ===========

    Basic Earnings per share of common stock (Note 3)                $ (0.39)        $ 0.07         $ (0.36)        $ 0.14
                                                                 ===========     ==========     ===========    ===========
    Diluted Earnings per share of common stock (Note 3)              $ (0.39)        $ 0.07         $ (0.36)        $ 0.14
                                                                 ===========     ==========     ===========    ===========

    Basic weighted average shares outstanding                      1,040,636      1,040,784       1,040,172      1,040,320
                                                                 ===========     ==========     ===========    ===========
    Diluted weighted average shares outstanding                    1,040,636      1,040,784       1,040,172      1,040,320
                                                                 ===========     ==========     ===========    ===========

    Cash dividends declared per share                                 $ 0.05         $ 0.05          $ 0.10         $ 0.10
                                                                 ===========     ==========     ===========    ===========

    See Notes to Condensed Consolidated Financial Statements.



AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended December 31, 2003 and 2002
                                                                                                Six Months Ended
                                                                                                   December 31,
                                                                                             2003               2002
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                        $ (374,572)          $ 143,756
    Adjustments to reconcile net income to net cash
      provided by operating activities:
Provision for loan losses and real estate owned                                                544,000              147,700
Provision for depreciation                                                                      430,876             380,451
ESOP Expense                                                                                     37,296              25,446
Change in operating assets and liabilities:
    Accrued interest receivable                                                                  30,529               6,345
    Accrued interest payable                                                                    (34,485)            135,137
    Prepaid and other assets                                                                    159,489             132,724
    Accounts payable and other liabilities                                                     (354,385)           (440,584)
                                                                                        ----------------  ------------------
                         Net cash provided by operating activities                              438,748             530,975
                                                                                        ----------------  ------------------
Cash Flows from Investing Activities
    Decrease in Federal Home Loan Bank stock                                                          -            (308,000)
Purchases of investments held to maturity                                                       (95,000)                  -
    Purchases of securities available for sale                                            (2,000,000)            (1,235,000)
    Proceeds from principal repayment and maturities of securities available for sale         3,689,260          4,661,817
    Net originations of loans receivable                                                     (6,996,292)        (10,858,020)
Investment in insurance agency assets                                                           (80,000)                  -
    Purchases of office properties and equipment                                             (1,779,329)         (1,796,887)
Proceeds from sale of real estate owned                                                          22,145             253,837
                                                                                        ----------------  ------------------
                         Net cash used in investing activities                               (7,239,216)         (9,282,253)
                                                                                        ----------------  ------------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                            794,198           5,438,316
    FHLB (repayments) Advances, net                                                                (937)          2,236,642
    Notes Payable (repayments), net                                                             (45,299)            (20,948)
    Dividends paid                                                                             (48,800)            (102,979)
                                                                                        ----------------  ------------------
                         Net cash provided by financing activities                              699,162           7,551,031
                                                                                        ----------------  ------------------
                         Net decrease in cash and cash equivalents                           (6,101,306)         (1,200,247)
Cash and cash equivalents:
    Beginning                                                                                14,072,018          11,219,573
                                                                                        ----------------  ------------------

    Ending                                                                                  $ 7,970,712        $ 10,019,326
                                                                                        ================  ==================

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

We continue to evaluate acquisitions and business opportunities that will provide access to new customers and expanded markets, and which will enhance the Company's long term value and earnings potential. We believe penetration into new (especially contiguous) markets increases the opportunity to deliver products from all the Company's subsidiaries to a broader market base, thereby making the insurance and brokerage subsidiaries more profitable enterprises by increasing the economies of scale, as well as improving the economies of scope, while at the same time adding to the products available for delivery to the Company's customers.

We are equally committed to protecting and expanding the Company's market share in existing markets. As evidence of this continuing commitment, on October 24, 2001, AF Bank opened the only financial institution outlet located inside the Wal-Mart in West Jefferson, North Carolina. In May 2002, we opened a freestanding full-service financial center adjacent to Wal-Mart in West Jefferson, North Carolina. Thus, customers now enjoy the convenience of banking where they shop, as well as having access to a comprehensive array of financial services at the freestanding branch office (including an ATM, drive-through lanes, and a commercial depository). Also, we added a Customer Call Center allowing customers to speak with a banking representative by phone from 7 a.m. until 10 p.m. Monday through Friday. On November 3, 2003, we purchased the assets of an insurance agency in Sparta, North Carolina. This purchase is evidence of our commitment to expand our market share in existing markets and will increase the revenue stream for the Sparta insurance operation while expanding our customer base in Alleghany County.

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

Additionally, during the year ended June 30, 2003, we acquired land in Boone, North Carolina to construct a Financial Center. The new Financial Center is expected to cost approximately $7.2 million and will combine banking, insurance and investments into one convenient location in the Watagua County market. Two floors of the proposed four-story facility will be offered for lease to the professional and medical communities. We have an agreement with a general contractor to construct the Financial Center at a cost of approximately $5.4 million. As of December 31, 2003 we have incurred $2.4 million of construction costs. The estimated completion date of the project is July 2004. We continue to seek opportunities to increase the market penetration of our services.

During the year ended June 30, 1999, we purchased 6,300 shares of our common stock for a total price of $113,750. In the same year, we issued 2,000 of these shares. During the year ended June 30, 2002, we issued 460 of these shares. We do not plan to acquire additional shares until we have a specific purpose for additional stock purchases.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements (except for the consolidated statement of financial condition at June 30, 2003, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2004.

Certain amounts in the three and six month periods ended December 31, 2002 financial statements have been reclassified to conform to the three and six month periods ended December 31, 2003 presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

The accounting policies which follow are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2003 audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. This quarterly report should be read in conjunction with such annual report.

NOTE 3. EARNINGS PER SHARE

The Company's basic and dilutive earnings per share for the three and six month periods ended December 31, 2003 are based on weighted averages of 1,040,636 and 1,040,172 shares, respectively, assumed to be outstanding for the period. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the exercise or issuance of all potential common stock instruments such as options, unless the effect is antidilutive (to reduce a loss or increase earnings per share). Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

NOTE 4. FEDERAL HOME LOAN BANK ADVANCES AND NOTES PAYABLE

The Company had advances outstanding of $21,144,732 and $21,145,669 at December 31, 2003 and June 30, 2003, respectively, from the Federal Home Loan Bank ("the FHLB"). Interest at December 31, 2003 is payable at rates ranging from 3.50% to 6.87%. Pursuant to collateral agreements with the FHLB, advances are collateralized by the Bank's stock in the FHLB and qualifying first mortgage loans. Advances of $144,732 are due January 2007, $5.0 million is due September 2010, $7.0 million is due November 2010, $4.0 million is due January 2011 and $5.0 million is due September 2012. At December 31, 2003, the Company had a $1,500,000 outstanding letter of credit from the FHLB used to collateralize public deposits.

The Company had notes payable outstanding of $1,094,997 and $1,140,296 at December 31, 2003 and June 30, 2003, respectively. Interest at December 31, 2003 is payable at rates ranging from 4.25% to 5.50% with maturities between 2 and 7 years.

NOTE 5. CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, from the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $178,660 at December 31, 2003 are included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. This change is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 6. DIVIDENDS DECLARED

On December 19, 2003, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of December 31, 2003 and payable on January 15, 2004. The dividends declared were accrued and reported in accounts payable and other liabilities in the December 31, 2003 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

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

NOTE 8. INCOME TAXES

Income taxes resulted from applying normal, expected tax rates on income earned and on losses during the three and six months ended December 31, 2003 and 2002. The income tax credit was $225,392 for the three months ended December 31, 2003 compared to the income tax expense of $74,930 for the three months ended December 31, 2002. The income tax credit was $177,580 for the six months ended December 31, 2003 compared to the income tax expense of $136,198 for the six months ended December 31, 2002. The effective tax rate was higher than expected tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected "overall" state income tax expense.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company has an agreement with a general contractor to construct the Financial Center in Boone, North Carolina at a cost of approximately $5.4 million. The Company expects the construction project to be completed in July 2004.

NOTE 10.  STOCK OPTION PLAN

The Company has implemented a qualified stock option plan authorizing the grant of up to 21,707 stock options to certain officers and directors in the form of non-incentive stock options. The exercise price of the stock options may not be less than the fair market value of the Company's common stock at the date of grant. Under the Plan, 21,707 of options, which vest at the rate of 20% annually beginning at the date of grant, were all granted on December 8, 1997 and expire on December 8, 2007.

As of December 31, 2003, 21,707 options had been granted at an exercise price of $18.50, of which 21,707 options are currently exercisable. No options have been exercised to date and all options granted are outstanding at December 31, 2003. The Company accounts for the stock option plan under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. No stock-based compensation cost has been reflected in net income since all options granted under this plan had an excise price equal to the market value of the stock on the date of grant.

NOTE 11.  BUSINESS COMBINATIONS

On November 3, 2003, we purchased the assets of an insurance agency in Sparta, North Carolina. No net tangible assets were acquired in the purchase and Goodwill of $80,000 was recorded.

                               AF FINANCIAL GROUP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONSISTING OF ESTIMATES WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER BUSINESS OF THE COMPANY, THAT ARE SUBJECT TO VARIOUS FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE ESTIMATES. THESE FACTORS
INCLUDE: CHANGES IN GENERAL, ECONOMIC AND MARKET CONDITIONS; THE DEVELOPMENT OF AN ADVERSE INTEREST RATE ENVIRONMENT THAT ADVERSELY AFFECTS THE INTEREST RATE SPREAD OR OTHER INCOME ANTICIPATED FROM THE COMPANY'S OPERATIONS AND INVESTMENTS; OUR ABILITY TO OFFER NEW PRODUCTS AND INCREASE LOWER COST CORE DEPOSITS; AND DEPOSITOR AND BORROWER PREFERENCES. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY ANNOUNCE FUTURE EVENTS OR DEVELOPMENTS THAT MAY AFFECT THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

BACKGROUND AND INTRODUCTION

We believe it is important to view the quarterly financial results of the Company within the larger context of the Company's long-term strategic business plan. Doing so helps keep short-term results in clearer perspective, and underscores management's commitment to the LONG-TERM profitability and success of the Company.

It is our view that the Company's success depends in large part upon its ability to compete beyond the narrow boundaries imposed upon banking prior to the passage of the Gramm-Leach-Bliley Financial Services Modernization Act. In fact, the transition permitted by the Act from "banking" to "financial services provider" has impacted every major competitor of the Company to some degree.

The Sarbanes-Oxley Act of 2002 (the "Act") is another example of legislation that has significantly impacted us and our competitors. The Act, and its subsequent regulations, makes changes to the way we select and manage our outside auditors, establishes new independence requirements for our board and its committees and includes provisions that increase management's accountably regarding the preparation and presentation of the Company's financial condition. Complying with these provisions will have an impact on our cost of operation. Though we are unable to quantify the costs associated with the compliance with
Section 404 of the Act, we believe that the costs will be material. During the 2003 fiscal year, we invested a significant amount of time to meet governance requirements that should assure our stockholders, customers and employees of our commitment to high ethical business operations and standards. We added a member to the board of directors who qualifies as, and was designated by the board of directors as, a financial expert and revamped the Audit Committee membership so that all members meet the independence standards. A Governance Committee was established and that committee has begun the process for board and individual board member assessments. The three main committees, the Audit Committee, the Governance Committee and the Compensation Committee, have a minimum of three directors serving on each committee. No member of management serves on these committees. Additionally, each committee's charter has been revised to define the additional requirements placed upon the committees by the Act or by the major stock exchanges as additional measures to improve our corporate governance standards. The board of directors meets monthly in executive session without any members of management present. A monthly training program has been implemented to better prepare the directors to provide oversight for the Company. We made substantial changes to our governance procedures, code of ethics and other factors that we believe were prudent and that have allowed us to comply with the rules and regulations created by the Act and by the securities exchanges. We expect to spend a significant amount of time and assets during the 2004 fiscal year to comply with additional regulations from the Act, including Section 404 which requires documentation and testing of our internal controls over financial reporting.

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

We believe we have the foundation in place to successfully compete in our established markets. In all AF Bank markets, we have the capability to deliver comprehensive insurance services through our insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. Additionally, during the year ended June 30, 2003, we acquired land in Boone, North Carolina to construct a Financial Service Center. The new Financial Center will combine banking, insurance and investments into one convenient location in the Watauga County market. In order to project an image as a full service financial provider to potential clients and customers, in November 2002, the Company's stockholders approved a resolution to amend the Company's federal stock charter to change the Company's name from AF Bankshares, Inc., to AF Financial Group. The challenge facing us is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer AF customers, clients and prospects these services. It is a challenge we are working hard to meet.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND JUNE 30, 2003:

Total assets decreased by $44,140 to $191.9 million at December 31, 2003 from $192.0 million at June 30, 2003. The decrease in assets was primarily the result of a decrease of $6.1 million, or 43.4%, in cash and cash equivalents and a decrease of $1.7 million, or 23.0%, in securities available for sale from June 30, 2003 to December 31, 2003. The decrease in cash and cash equivalents and securities available for sale was partially offset by an increase of $6.4 million, or 4.1%, in loans receivable, net and an increase of $1.3 million, or 15.4%, in office properties and equipment, net from June 30, 2003 to December 31, 2003. The decrease in cash and cash equivalents and securities available for sale was used to fund the $6.4 million increase in loans receivable, net. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in office properties and equipment, net was primarily due to the costs to construct a new Financial Service Center in Boone, North Carolina.

Securities available for sale decreased $1.7 million, or 23.0%, to $5.8 million at December 31, 2003 from $7.6 million at June 30, 2003. This decrease was due to maturing investments. At December 31, 2003, the Company's investment portfolio had approximately $68,294 in net unrealized gains as compared to net unrealized gains of $96,473 at June 30, 2003.

Net loans increased $6.4 million, or 4.1%, to $162.7 million at December 31, 2003 from $156.3 million at June 30, 2003. The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.


                                         -------------------------------- -------------- -----------------------------------
                                                 AT DECEMBER 31,                                    AT JUNE 30,
                                                      2003                                              2003
                                         --------------------------------                -----------------------------------
                                              AMOUNT        % OF TOTAL                         AMOUNT          % OF TOTAL
                                              ------        ----------                         ------          ----------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family...............     $   88,696              54.52%                  $   88,725                56.78%
   Multi-family.....................          5,562               3.42%                       6,226                 3.98%
   Non-residential..................         24,556              15.09%                      18,873                12.08%
   Land.............................         11,204               6.89%                       7,961                 5.11%
   Construction.....................         10,154               6.24%                       9,383                 6.00%
                                         ----------             ------                   ----------               ------
     Total mortgage loans...........     $  140,172              86.16%                  $  131,168                83.95%
                                         ----------             ------                   ----------               ------

Other loans:
   Commercial.......................     $   12,634               7.77%                  $   15,186                 9.72%
   Consumer loans...................         11,203               6.88%                      11,227                 7.18%
                                         ----------             ------                   ----------               ------
     Total other loans..............     $   23,837              14.65%                  $   26,413                16.90%
                                         ----------             ------                   ----------               ------

   Gross loans......................     $  164,009             100.81%                  $  157,581               100.85%
                                         ----------             ------                   ----------               ------

Less:
   Unearned discounts and net
      deferred loan fees............     $      214               0.13%                  $      212                 0.14%
   Allowance for loan losses........          1,107               0.68%                       1,111                 0.71%
                                         ----------             ------                   ----------               ------
                                              1,321               0.81%                       1,323                 0.85%
                                         ----------             ------                   ----------               ------
   Loans, net.......................     $  162,688             100.00%                  $  156,258               100.00%
                                         ==========             ======                   ==========               ======


The Bank's savings deposits increased by $722,510, or 0.5%, from $149.6 million at June 30, 2003 to $150.3 million at December 31, 2003. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to focus our marketing efforts and to offer new products to increase lower cost core deposits. During the six-month period ended

December 31, 2003, the Bank entered an agreement with Promontory Interfinancial Network which allows us to provide FDIC insurance coverage beyond the normal limits by using its network. The agreement allows us to maintain large deposit relationships when the customer desires FDIC coverage on all deposit balances.

Accounts payable and other liabilities decreased by $317,182, or 20.2%, to $1.3 million at December 31, 2003 from $1.6 million at June 30, 2003. The decrease is primarily attributable to the decrease in the federal and state income tax accrual due to the $374,572 net loss recognized during the six months ended December 31, 2003. The accrual for federal and state income tax decreased by $203,382, or 69.0%, during the six months ended December 31, 2003.

Total stockholders' equity decreased $568,440, or 4.4%, to $12.4 million at December 31, 2003 from $13.0 million at June 30, 2003. The decrease in stockholders' equity was the primarily the result of the net loss of $374,572, the increase in the redeemable common stock held by the ESOP, net of the put option of $165,208, or 34.5%, dividends paid of $48,800 and the decrease in other comprehensive income of $17,156. These decreases were partially offset by ESOP expenses of $37,296. At December 31, 2003, the Bank's regulatory capital amounted to $16.9 million compared to $16.9 million at June 30, 2003, which was in excess of regulatory capital requirements at both such dates.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $321,117 at December 31, 2003 compared to $442,696 at June 30, 2003. The Bank recognized net charge-offs of approximately $547,400 during the six-month period ended December 31, 2003 compared to net charge-offs of $154,044 for the comparable period ended December 31, 2002. The increase in net charge-offs was primarily attributable to a $349,580 charge-off related to one commercial line of credit. While future loan loss provision requirements are uncertain, management believes that similar provisions are unlikely.

The following table sets forth activity in the Bank's ALL at or for the dates indicated.


                                                                         ------------------------------------------------
                                                                         FOR THE SIX MONTHS            FOR THE YEAR ENDED
                                                                         ENDED DECEMBER 31,                 JUNE 30,
                                                                                2003                          2003
                                                                                ----                          ----
                                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of year..........................................        $     1,111           $     1,131
Provision for loan losses.............................................                544                   243
                                                                              -----------           -----------

Charge-offs:
     One- to four-family residential..................................                (84)                  (39)
     Multi-family residential.........................................                  -                     -
     Non-residential and land.........................................                (18)                   (3)
     Construction.....................................................                  -                     -
     Commercial.......................................................               (399)                  (69)
     Consumer loans...................................................                (70)                 (306)
                                                                              -----------           -----------
         Total charge-offs............................................               (571)                 (417)
                                                                              -----------           -----------

Recoveries............................................................                 23                   154
                                                                              -----------           -----------

Balance at end of period..............................................        $     1,107           $     1,111
                                                                              ===========           ===========



Total loans outstanding at end of period..............................        $   164,009           $   157,581
                                                                              ===========           ===========



Allowance for loan losses to total loans
     at end of period.................................................               0.67%                 0.71%
                                                                              ===========           ===========

Allowance for loan losses to total non-performing
     assets at end of period..........................................             319.94%               228.60%
                                                                              ===========           ===========

Allowance for loan losses to total non-performing
     loans at end of period........................................                344.86%               250.79%
                                                                              ===========           ===========

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002:

The Company had a net loss for the three-month period ended December 31, 2003 of $406,781 compared to net income of $71,606 during the same period in 2002. The Company had a net loss for the six-month period ended December 31, 2003 of $374,572 compared to net income of $143,756 during same period in 2002. Changes in net income during the comparable three and six month periods were attributable to: an increase in the provision for loan losses, a decrease in the net interest income and an increase in noninterest expense, which is explained below.

INTEREST INCOME. Interest income decreased by $324,876, or 11.0%, from $2,948,663 for the three-month period ended December 31, 2002 to $2,623,787 for the three-month period ended December 31, 2003. Interest income decreased by $496,509, or 8.6%, from $5,804,107 for the six-month period ended December 31, 2002 to $5,307,598 for the six-month period ended December 31, 2003. Interest income from loans decreased $294,011, or 10.4%, from $2,841,397 for the three-month period ended December 31, 2002 to $2,547,386 for the three-month period ended December 31, 2003. Interest income from loans decreased $431,700 from $5,589,118 for the six-month period ended December 31, 2002 to $5,157,418 for the six-month period ended December 31, 2003. The decrease in interest income from loans for the three and six month period was attributable to a decrease in the weighted average rate of net loans receivable. The weighted average rate on portfolio loans declined .71% from 6.74% at December 31, 2002 to 6.03% at December 31, 2003.

INTEREST EXPENSE. Interest expense decreased by $176,988, or 13.5%, to $1,133,950 for the three-month period ended December 31, 2003 from $1,310,938 for the three months ended December 31, 2002. Interest expense decreased by $325,420, or 12.5%, to $2,278,928 for the six-month period ended December 31, 2003 from $2,604,348 for the six-month period ended December 31, 2002. Interest expense on deposits decreased by $209,722, or 23.5%, to $683,366 for the three months ended December 31, 2003 from $893,088 for the three months ended December 31, 2002. Interest expense on deposits decreased by $370,267, or 20.7%, to $1,416,177 for the six-month period ended December 31, 2003 from $1,786,444 for the six-month period ended December 31, 2002. These decreases are the result of the 0.7% decrease in the institution's weighted average rate of deposits during the twelve-month period ended December 31, 2003.

NET INTEREST INCOME. Net interest income decreased by $147,888, or 9.0%, from $1,637,725 for the three-month period ended December 31, 2002 to $1,489,837 for the three-month period ended December 31, 2003. Net interest income decreased by $171,089, or 5.4%, from $3,199,759 for the six-month period ended December 31, 2002 to $3,028,670 for the six-month period ended December 31, 2003. The decrease is a result of a drop in the institution's weighted average rate paid for deposits and the reduction of the weighted average loan rates, partially offset by the increase in savings deposits. We do not believe that there has been a material change in interest rate risk from the end of the Company's most recent fiscal year.

PROVISION FOR LOAN LOSSES. We made provisions in the amount of $500,000 to the allowance for loan losses during the three-month period ended December 31, 2003, compared to a $35,200 provision for loan losses made during the three-month period ended December 31, 2002. We made provisions in the amount of $544,000 to the allowance for loan losses during the six-month period ended December 31, 2003, compared to a $147,700 provision for loan losses made during the six-month period ended December 31, 2002. As previously noted, provisions to the allowance for loan losses in the six-month period ended December 31, 2003 include a charge-off of $349,580 related to one commercial loan. Provisions for loan losses, which are charged to operations and resulting loan loss allowances, are amounts that the we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The evaluation to increase or decrease the provisions for loan losses and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

We made provisions for loan loss allowances during the three and six month period ended December 31, 2003 based upon an analysis of the quality of our loan portfolio. At December 31, 2003, our level of allowance for loan losses amounted to $1,107,285, or 0.67% of total loans, as compared to $1,210,474 of allowance for loan losses, or 0.78% of total loans at December 31, 2002, which we believe is adequate to absorb any probable losses inherent in our loan portfolio

NON-INTEREST INCOME. Non-interest income increased by $60,350, or 7.2%, from $836,510 for the three-month period ended December 31, 2002 to $896,860 for the three months ended December 31, 2003. Non-interest income increased by $171,582, or 10.2%, from $1,688,183 for the six-months ended December 31, 2002 to $1,859,765 for the six-months ended December 31, 2003. The increase in non-interest income during the three and six month periods ended December 31, 2003 was primarily attributable to increased revenues generated from insurance commissions and increases in transaction fees on deposit accounts during the three and six month periods ended December 31, 2003. The increased revenue generated from insurance sales is due to widening market penetration and an increase in premiums. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts. These trends are expected to continue to produce growth in non-interest income.

NON-INTEREST EXPENSE. Non-interest expense increased by $226,371, or 9.9%, from $2,292,499 for the three months ended December 31, 2002 to $2,518,870 for the three months ended December 31, 2003. Non-interest expense increased by $436,299, or 9.8%, from $4,460,288 for the six months ended December 31, 2002 to $4,896,587 for the six months ended December 31, 2003. The increase in non-interest expense for the three and six month periods ended December 31, 2003 is primarily attributable to an increase in compensation costs and occupancy expenses associated with adding computer equipment to provide backup facilities in case of a disaster and increased staffing for the Financial Service Center in Boone, North Carolina. Compensation costs increased by $58,971, or 4.5%, for the three-month period ended December 31, 2003. Compensation costs increased by $175,950, or 6.9%, for the six-month period ended December 31, 2003. Occupancy and equipment costs increased by $30,242 or 10.7% for the three-month period ended December 31, 2003. Occupancy and equipment costs increased by $54,656 or 9.7% for the six month period ended December 31, 2003.

CAPITAL RESOURCES AND LIQUIDITY:

The term "liquidity" generally refers to an organization's ability to generate adequate amounts of funds to meet its needs for cash. More specifically, for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan demand and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. The Company's primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company uses its liquid resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. For additional information about cash flows from the Company's operating, financing and investing activities, see "Condensed Consolidated Statements of Cash Flow."

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the Federal Home Loan Bank of Atlanta (the "FHLB") and use the wholesale deposit markets. At December 31, 2003, we had borrowings of $21.1 million from the FHLB. The Bank also maintains borrowing agreements with the Federal Reserve Bank of Richmond, VA.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $56.7 million at December 31, 2003. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of December 31, 2003, cash and cash equivalents, a significant source of liquidity, totaled $8.0 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Our liquidity position is in excellent shape by any objective benchmark or comparison.

ASSET/LIABILITY MANAGEMENT.

The Company's asset/liability management is focused primarily on evaluating and managing our net interest income in relation to various risk criteria. Factors beyond our control, such as the effects of changes in market interest rates and competition, may also have an impact on the management of interest rate risk.

In the absence of other factors, our overall yield on interest-earning assets will increase as will our cost of funds on our interest-bearing liabilities when market rates increase over an extended period of time. Inversely, our yields and cost of funds will decrease when market rates decline. We are able to manage these fluctuations to some extent by attempting to control the maturity or rate adjustments of our interest-earning assets and interest-bearing liabilities over given periods of time. One of our tools to monitor interest rate risk is the measurement of sensitivity of the net portfolio value to changes in interest rates.

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on our operations, we have implemented an asset/liability program designed to improve our interest rate risk exposure to rising rates. The program emphasizes (i) the originations of three and five-year fixed rate balloon mortgages and adjustable rate mortgages, (ii) selling long-term fixed rate loans to the secondary market, (iii) originating shorter term consumer and commercial loans, (iv) the investment of excess cash in short or intermediate term interest-earning assets and (v) the solicitation of deposit accounts that can be repriced rapidly.

Although our asset/liability management program has generally helped us to decrease the exposure of our earnings to interest rate increases, the residual effect of reducing our historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs. Certificates of deposit typically have terms ranging from three to thirty six months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, that ability to make immediate rate adjustments serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

We believe that our asset/liability management program continues to function as a useful financial management tool; adequately providing for the safe, sound and prudent management of our exposure to upward movements in interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The notes to our audited consolidated financial statements for the year ended June 30, 2003 included in the Company's 2003 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of goodwill, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policies to be most critical in their potential effect on our financial position or results of operations:

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

                               AF FINANCIAL GROUP

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is not a party to, and its property is not the subject of, any pending legal proceedings at the present time other than routine litigation that is incidental to the business.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
         The Company held its Annual Meeting of Shareholders ("Meeting") on November 3, 2003. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

                  1. Election of four candidates to the Board of Directors, each to serve for a term of three years.

         The number of votes cast with respect to this matter was as follows:

               Nominee           For             Withheld        Broker Non
                                                                   Votes
-------------------------- ----------------- ----------------- ---------------
Jan R. Caddell                 933,927            1,300           114,611
-------------------------- ----------------- ----------------- ---------------
Claudia L. Kelley              933,927            1,300           114,611
-------------------------- ----------------- ----------------- ---------------
Kenneth R. Greene              933,927            1,300           114,611
-------------------------- ----------------- ----------------- ---------------
James A. Todd                  933,927            1,300           114,611
-------------------------- ----------------- ----------------- ---------------


         The following six directors were not up for reelection, however, they remain on the board to serve their existing term: Wayne R. Burgess, Donald R. Moore, Jimmy D. Reeves, Jerry L. Roten, Michael M. Sherman and John D. Weaver.

         2. Ratification of the appointment of Dixon Odom PLLC as independent auditors for fiscal year ending June 30, 2004.

         The number of votes cast with respect to this matter was as follows:


      For           Against       Abstained          Broker Non Votes
----------------- ------------ ---------------- ---------------------------
    935,027            0             200                 114,611
----------------- ------------ ---------------- ---------------------------

         Item 5.  Other Information

                  On January 1, 2004, we hired American Stock Transfer & Trust Company to serve as our stock transfer agent. American Stock Transfer & Trust Company replaces Mellon Investor Services, LLC, our prior transfer agent.

         Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  31.1 Rule 13a-14(a)/15d-14(a) Certifications
                  32.1 Section 1350 Certifications

         (b) Reports on Form 8-K

                  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AF FINANCIAL GROUP

Dated January 30, 2004               By:  /s/ James A. Todd
                                          --------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

Dated January 30, 2004               By:  /s/ Melanie Paisley Miller
                                          --------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer

EXHIBIT 31.1

                                 CERTIFICATIONS

I, James A. Todd, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of AF Financial Group;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated January 30, 2004            By: /s/ James A. Todd
                                      ----------------------------------
                                      James A. Todd
                                      Chairman, President and Chief Executive
                                      Officer

EXHIBIT 31.1

                                 CERTIFICATIONS

I, Melanie Paisley Miller, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of AF Financial Group;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated January 30, 2004                By: /s/ Melanie Paisley Miller
                                          ----------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION
(PURSUANT TO 18 U.S.C. SECTION 1350)

         The undersigned, James A. Todd, is the President and Executive Officer of AF Financial Group (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 2003 (the "Report").

         By execution of this statement, I certify that:

         A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

         B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

                               AF FINANCIAL GROUP


Dated January 30, 2004                By: /s/ James A. Todd
                                          ----------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

A signed original of this written statement required by Section 1350 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.1

CERTIFICATION
(PURSUANT TO 18 U.S.C. SECTION 1350)

         The undersigned, Melanie Paisley Miller, is the Executive Vice President, Secretary, Treasurer and Chief Financial Officer of AF Financial Group (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 2003 (the "Report").

         By execution of this statement, I certify that:

         A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

         B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

                               AF FINANCIAL GROUP


Dated January 30, 2004                By: /s/ Melanie Paisley Miller
                                          ----------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer

A signed original of this written statement required by Section 1350 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.