Form 10QSB
period 2004-03-31
AF FINANCIAL GROUP
filed 2004-05-17
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[U] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2004
                                        --------------

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

                                       N/A
                              ---------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes U    No
                                                             ----     ----

As of April 30, 2004 there were 1,049,838 shares of the Registrant's common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format: Yes    No  U
                                                  ---    ---

                               AF FINANCIAL GROUP
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGES
                                                                          -----

         Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition
as of March 31, 2004 (unaudited) and June 30, 2003                            1

Condensed Consolidated Statements of Income and
Comprehensive Income(unaudited) for the Three
and Nine Months ended March 31, 2004                                          2

Condensed Consolidated Statements of Cash Flows
(unaudited) for the Nine Months ended
March 31, 2004 and 2003                                                       3

Notes to Condensed Consolidated Financial Statements                      4 - 8

         Item 2. Management's Discussion and Analysis                    9 - 17
         Item 3. Controls and Procedures                                     18

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                           19
         Item 2. Changes in Securities and Small Business Issuer
                 Purchases of Equity Securities                              19
         Item 3. Defaults upon Senior Securities                             19
         Item 4. Submission of Matters to a Vote of Security Holders         19
         Item 5. Other Information                                           19
         Item 6. Exhibits and Reports on Form 8-K                            19
         Signatures                                                          20

AF FINANCIAL GROUP AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2004 AND JUNE 30, 2003


ASSETS
                                                                   March 31,      June 30,
                                                                     2004           2003
----------------------------------------------------------------------------------------------
                                                                  (Unaudited)        (*)
Cash and cash equivalents:
   Interest-bearing deposits                                         $ 328,246    $ 6,151,744
   Noninterest-bearing deposits                                      8,179,368      7,920,274
Securities held to maturity                                            385,000        100,000
Securities available for sale                                        5,162,043      7,596,814
Federal Home Loan Bank stock                                         1,332,300      1,057,300

Loans                                                              173,248,523    157,368,574
Less allowance for loan losses                                      (1,141,625)    (1,110,684)

         Loans receivable, net                                     172,106,898    156,257,890
                                                                 -------------  -------------
Real estate owned                                                            -         43,000
Office properties and equipment, net                                10,556,984      8,691,947
Accrued interest receivable on loans                                   810,759        787,675
Accrued interest receivable on investment securities                    36,650         77,833
Prepaid expenses and other assets                                    1,448,647      1,342,633
Deferred income taxes, net                                             354,339        349,223
Goodwill                                                             1,676,446      1,596,446
                                                                 -------------  -------------
                              TOTAL ASSETS                       $ 202,377,680  $ 191,972,779
                                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Savings deposits                                              $ 154,880,994  $ 149,571,086
   Notes payable                                                     1,067,576      1,140,296
   Note payable - ESOP                                                 107,420        107,420
   Advances from Federal Home Loan Bank                             26,644,248     21,145,669
   Accounts payable and other liabilities                            1,614,420      1,568,612
   Redeemable common stock held by the ESOP, net of
      unearned ESOP shares                                             666,707        479,412
  Capital securities                                                 5,000,000      5,000,000
                                                                 -------------  -------------
                              TOTAL LIABILITIES                    189,981,365    179,012,495
                                                                 -------------  -------------

Commitments and Contingencies

Stockholders' Equity:
    Commonstock, par value $.01 per share; authorized 5,000,000 shares; 1,053,678 issued and 1,049,838 outstanding
          shares at March 31, 2004 and June 30, 2003                    10,537         10,537
   Additional paid-in capital                                        4,647,922      4,619,570
   Retained earnings, substantially restricted                       7,761,962      8,346,320
   Accumulated other comprehensive income                               50,774         58,737
                                                                 -------------  -------------
                                                                    12,471,195     13,035,164
    Less the cost of 3,840 shares of treasury stock                    (74,880)       (74,880)
                                                                 -------------  -------------
             TOTAL STOCKHOLDERS' EQUITY                             12,396,315     12,960,284
                                                                 -------------  -------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 202,377,680  $ 191,972,779
                                                                 =============  =============

See Notes to Condensed Consolidated Financial Statements.

* The Condensed Consolidated Statement of Financial Condition as of June 30, 2003 has been derived from audited consolidated financial statements.


AF FINANCIAL GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                                   Three Months Ended            Nine Months Ended
                                                                                        March 31,                    March 31,
-------------------------------------------------------------------------------------------------------- ---------------------------
                                                                                 2004          2003          2004           2003
-------------------------------------------------------------------------------------------------------- ---------------------------
Interest and dividend income:
   Loans                                                                     $ 2,577,821   $ 2,623,889    $ 7,735,239    $ 8,213,007
   Investment securities                                                          50,117        87,477        167,925        276,942
   Interest-bearing deposits                                                       5,194        22,668         37,566         48,192
                                                                             -----------   -----------    -----------    -----------
                   TOTAL INTEREST INCOME                                       2,633,132     2,734,034      7,940,730      8,538,141
                                                                             -----------   -----------    -----------    -----------
Interest expense:
   Savings deposits                                                              649,244       834,985      2,065,421      2,621,429
   Federal Home Loan Bank advances                                               268,309       264,501        837,141        788,032
   Notes payable                                                                  12,378        17,232         45,835         51,778
   Capital securities                                                            125,668       123,152        386,130        382,979
                                                                             -----------   -----------    -----------    -----------
                   TOTAL INTEREST EXPENSE                                      1,055,599     1,239,870      3,334,527      3,844,218
                                                                             -----------   -----------    -----------    -----------
                   NET INTEREST INCOME                                         1,577,533     1,494,164      4,606,203      4,693,923
Provision for loan losses                                                           --          35,000        544,000        182,700
                                                                             -----------   -----------    -----------    -----------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES                                   1,577,533     1,459,164      4,062,203      4,511,223
                                                                             -----------   -----------    -----------    -----------

Noninterest income:
   Insurance commissions                                                         585,693       712,723      1,771,166      1,842,023
   Gain on investments available for sale                                           --           3,181           --            3,181
   Other                                                                         329,310       286,230      1,003,602        845,113
                                                                             -----------   -----------    -----------    -----------
                                                                                 915,003     1,002,134      2,774,768      2,690,317
                                                                             -----------   -----------    -----------    -----------
Noninterest expense:
   Compensation and employee benefits                                          1,377,132     1,188,733      4,122,339      3,757,990
   Occupancy and equipment                                                       329,245       299,424        946,318        861,841
   Computer processing charges                                                   157,553       122,183        454,059        391,039
   Other                                                                         557,133       502,745      1,794,934      1,562,503
                                                                             -----------   -----------    -----------    -----------
                                                                               2,421,063     2,113,085      7,317,650      6,573,373
                                                                             -----------   -----------    -----------    -----------
                   INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                    71,473       348,213       (480,679)       628,167
   Income taxes (benefit)                                                         48,617       151,217       (128,963)       287,415
                                                                             -----------   -----------    -----------    -----------
                   NET INCOME (LOSS)                                              22,856       196,996       (351,716)       340,752
                                                                             -----------   -----------    -----------    -----------
   Other comprehensive income, net of tax:
     Unrealized (loss) gain on securities, net of tax                              9,193       (11,650)        (7,963)        14,204
             Less:  reclassification adjustment for gains
             included in net income, net of tax                                       --         2,195             --          2,195
                                                                             -----------   -----------    -----------    -----------
                  COMPREHENSIVE INCOME (LOSS)                                $    32,049   $   183,151    $  (359,679)   $   352,761
                                                                             ===========   ===========    ===========    ===========

   Basic Earnings per share of common stock (Note 3)                         $      0.02   $      0.19    $     (0.34)   $      0.33
                                                                             ===========   ===========    ===========    ===========
   Diluted Earnings per share of common stock (Note 3)                       $      0.02   $      0.19    $     (0.34)   $      0.33
                                                                             ===========   ===========    ===========    ===========

   Basic weighted average shares outstanding                                   1,041,560     1,041,708      1,040,628      1,040,776
                                                                             ===========   ===========    ===========    ===========
   Diluted weighted average shares outstanding                                 1,044,342     1,041,708      1,040,628      1,040,776
                                                                             ===========   ===========    ===========    ===========

   Cash dividends declared per share                                         $      0.05   $      0.05    $      0.15    $      0.15
                                                                             ===========   ===========    ===========    ===========


  See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                                           Nine Months Ended
                                                                                                                 March 31,
                                                                                                           2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                               $   (351,716)      $    340,752
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Provision for loan losses                                                                       544,000            182,700
         Depreciation                                                                                    655,075            579,461
         ESOP Expense                                                                                     56,128             38,667
    Change in operating assets and liabilities:
         Accrued interest receivable                                                                      18,099            149,917
         Accrued interest payable                                                                       (131,566)            (3,110)
         Prepaid expense and other assets                                                                (30,277)           (71,657)
         Accounts payable and other liabilities                                                          141,619           (223,266)
                                                                                                    ------------       ------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       901,362            993,464
                                                                                                    ------------       ------------
Cash Flows from Investing Activities
    Increase in Federal Home Loan Bank stock                                                            (275,000)          (308,000)
    Purchases of investments held to maturity                                                           (380,000)               -
    Proceeds from maturities of investments held to maturity                                              95,000                -
    Purchases of securities available for sale                                                        (2,000,000)        (3,230,687)
    Proceeds from principal repayment and maturities of securities available for sale                  4,383,994          6,114,711
    Net originations of loans receivable                                                             (16,415,153)       (12,352,964)
    Investment in insurance agency assets                                                                (80,000)               -
    Purchases of office properties and equipment                                                      (2,540,151)        (2,742,948)
    Proceeds from sale of real estate owned                                                               47,145            273,520
                                                                                                    ------------       ------------
                         NET CASH USED IN INVESTING ACTIVITIES                                       (17,164,165)       (12,246,368)
                                                                                                    ------------       ------------
Cash Flows from Financing Activities
    Net increase in savings deposits                                                                   5,345,663         12,297,971
    FHLB Advances, net                                                                                 5,498,579          2,236,198
    Notes Payable (repayments), net                                                                      (72,720)            16,836
    Dividends paid                                                                                       (73,123)          (154,399)
                                                                                                    ------------       ------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                                    10,698,399         14,396,606
                                                                                                    ------------       ------------
                         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (5,564,404)         3,143,702
Cash and cash equivalents:
    Beginning                                                                                         14,072,018         11,219,573
                                                                                                    ------------       ------------

    Ending                                                                                          $  8,507,614       $ 14,363,275
                                                                                                    ============       ============

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2003, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the Company's fiscal year ending June 30, 2004.

Certain amounts in the three and nine month periods ended March 31, 2003 financial statements have been reclassified to conform to the three and nine month periods ended March 31, 2004 presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

The accounting policies which follow are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2003 audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. This quarterly report should be read in conjunction with such annual report.

NOTE 3. EARNINGS PER SHARE

The Company's basic and dilutive earnings per share for the three month period ended March 31, 2004 are based on weighted averages of 1,041,560 and 1,044,342 shares, respectively, assumed to be outstanding for the period. The Company's basic and dilutive earnings per share for the nine month period ended March 31, 2004 are based on a weighted average of 1,040,628 shares assumed to be outstanding for the period. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the exercise or issuance of all potential common stock instruments such as options, unless the effect is antidilutive (to reduce a loss or increase earnings per share) as was the case for the nine-month period ended March 31, 2004. Shares owned by the Company's ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" and Statement of Financial Accounting Standards Number 128.

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:




                                                           Three Months                      Nine Months
                                                          Ended March 31,                  Ended March 31,
                                                       2004          2003              2004               2003
                                                     ---------     ---------         ---------          ---------
Weighted average shares outstanding                  1,041,560     1,040,708         1,040,628          1,040,776

Potentially Dilutive effect of stock options             2,782             -                 -                  -
                                                     ---------     ---------         ---------          ---------
Weighted average shares outstanding, including
potentially dilutive effect of stock options         1,044,342     1,040,708         1,040,628          1,040,776
                                                     =========     =========         =========          =========


NOTE 4. CAPITAL SECURITIES

On July 16, 2001, AF Capital Trust (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the "Capital Securities") in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, from the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank's growth. Total expenses associated with the offering approximating $177,040 at March 31, 2004 are included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

Adoption of FIN 46R will result in deconsolidation of the Company's trust preferred subsidiary, AF Capital Trust. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust will be included in long-term debt (instead of the trust preferred securities) and the Company's equity interest in the trust will be included in other assets. If this trust was deconsolidated as of March 31, 2004 and June 30, 2003, the effect on the Company's balance sheets for both dates would be an increase in other assets of $155,000 with a corresponding increase in long-term debt. The deconsolidation of the trust will not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the regulators will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company's consolidated capital ratios. However, the Company believes that its subsidiary bank would still exceed the regulatory required minimums for capital adequacy purposes.

NOTE 5. DIVIDENDS DECLARED

On March 26, 2004, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of April 5, 2004 and payable on April 16, 2004. The dividends declared were accrued and reported in accounts payable and other liabilities in the March 31, 2004 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

NOTE 6. INCOME TAXES

Income taxes resulted from applying normal, expected tax rates on income earned and on losses during the three and nine months ended March 31, 2004 and 2003. The income tax expense was $48,617 for the three months ended March 31, 2004 compared to the income tax expense of $151,217 for the three months ended March 31, 2003. The income tax credit was $128,963 for the nine months ended March 31, 2004 compared to the income tax expense of $287,415 for the nine months ended March 31, 2003. The effective tax rate was higher than expected tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected "overall" state income tax expense.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company has executed a contract with a general contractor to construct the Financial Center in Boone, North Carolina at a cost of approximately $5.4 million. The Company expects the construction project to be completed in September 2004.

NOTE 8.  BUSINESS COMBINATIONS

On November 3, 2003, we purchased the assets of an insurance agency in Sparta, North Carolina. No net tangible assets were acquired in the purchase and Goodwill of $80,000 was recorded.

NOTE 9.  SEGMENT REPORTING

The Company has additional reportable segments, AF Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. and AF Brokerage, Inc. provide insurance and noninsured investment services respectively. Information about reportable segments and reconciliation of such information to the condensed consolidated financial statements as of the three and nine month periods ended March 31, 2004 is as follows (dollars in thousands):




                                           REPORTABLE SEGMENTS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                 AF FINANCIAL GROUP             AF BANK           AF INSURANCE SERVICES
                                 ------------------             -------           ---------------------
                                 2004         2003         2004         2003        2004         2003
                                 ----         ----         ----         ----        ----         ----
Net interest income            $ (126)      $ (115)      $  1,719      $  1,626    $  (15)    $  (17)
Other revenue                     -              1            355           283       600        728
Provision for loan losses         -            -              -              35       -          -
Net income (loss)                  23          197            202           240         5        109

Assets as of March 31,            303          282        199,852       189,081     2,412      2,428



                                                             INTER-SEGMENT
                                    AF BROKERAGE              ELIMINATION          CONSOLIDATED TOTALS
                                    ------------              -----------          -------------------
                                 2004         2003         2004         2003        2004         2003
                                 ----         ----         ----         ----        ----         ----
Net interest income             $ -          $ -          $ -          $ -       $  1,578    $  1,494
Other revenue                      38           64          (78)         (74)         915       1,002
Provision for loan losses         -            -            -            -            -            35
Net income (loss)                 (27)          (3)        (180)        (346)          23         197

Assets as of March 31,            186          292         (375)        (327)     202,378     191,756



                               REPORTABLE SEGMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                 AF FINANCIAL GROUP             AF BANK           AF INSURANCE SERVICES
                                 ------------------             -------           ---------------------
                                 2004         2003         2004         2003        2004         2003
                                 ----         ----         ----         ----        ----         ----
Net interest income             $(387)       $(368)        $5,038       $5,114     $  (45)      $  (53)
Other revenue                       -            -          1,056          831      1,803        1,882
Provision for loan losses           -            -            544            -          -            -
Net income (loss)                (352)        (341)           178          694         33          139


                                                               INTER-SEGMENT
                                      AF BROKERAGE              ELIMINATION          CONSOLIDATED TOTALS
                                      ------------              -----------          -------------------
                                   2004         2003         2004         2003        2004         2003
                                   ----         ----         ----         ----        ----         ----
Net interest income              $  -           $  1        $   -         $   -      $ 4,606      $ 4,694
Other revenue                     136            137         (220)         (160)       2,775        2,690
Provision for loan losses         -              -            -             -            544          -
Net income (loss)                 (71)           (36)        (140)         (797)        (352)        (341)

                               AF FINANCIAL GROUP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS CONSISTING OF ESTIMATES WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OTHER BUSINESS OF THE COMPANY, THAT ARE SUBJECT TO VARIOUS FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE ESTIMATES. THESE FACTORS
INCLUDE: CHANGES IN GENERAL, ECONOMIC AND MARKET CONDITIONS; THE DEVELOPMENT OF AN INTEREST RATE ENVIRONMENT THAT ADVERSELY AFFECTS THE INTEREST RATE SPREAD OR OTHER INCOME ANTICIPATED FROM THE COMPANY'S OPERATIONS AND INVESTMENTS; OUR ABILITY TO OFFER NEW PRODUCTS AND INCREASE LOWER COST CORE DEPOSITS; AND DEPOSITOR AND BORROWER PREFERENCES. THE COMPANY DISCLAIMS ANY OBLIGATION TO PUBLICLY ANNOUNCE FUTURE EVENTS OR DEVELOPMENTS THAT MAY AFFECT THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

AF Financial Group is a financial services company that provides banking, insurance and investment services to residents in the northwest corner of North Carolina. The Company was chartered in 1939 and the historical operations of the Company have been to provide fixed rate loans for the residents of Ashe County, North Carolina. Over the past several years, we have expanded the market area of the Company to include Alleghany, Caldwell, Surry, Watauga and Wilkes counties and have diversified our product lines by engaging in non-residential mortgage and non-mortgage lending and offering insurance and brokerage products. In July 1997, we started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of the Company, headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina. We also have a broker/dealer subsidiary, AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage offers a full array of uninsured investment products, including fixed-rate and variable annuities and mutual funds. We believe that our strategy of expanding our market area and diversifying our product lines will enhance our franchise value and strengthen earnings in the future.

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

We believe we have the foundation in place to successfully compete in our established markets. In all AF Bank markets, we have the capability to deliver comprehensive insurance services through our insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. Additionally (and as mentioned earlier), during the year ended June 30, 2003, we acquired land in Boone, North Carolina to construct a financial service center. The new Financial Center will combine banking, insurance and investments into one convenient location in the Watauga County market. The challenge facing us is to provide the most economical, efficient - and most importantly - DESIRABLE platform to offer AF customers, clients and prospects these services. It is a challenge we are working hard to meet.

There are a number of other positive factors and recent events, which reflect our progress toward our long-term goals during the nine months ended March 31, 2004:

         o        An increase in net loans of $15.8 million or 10.1%;

         o        Asset growth of $10.4 million or 5.4%;

         o        Deposit growth of $5.3 million or 3.6%;

         o Nonperforming assets as a percentage of total assets decreased to .10%;

         o        Loans to deposit ratio increased to 111.1%; and

         o The acquisition of another insurance agency in Sparta, North Carolina which will expand our market share in an existing market and will increase the revenue stream for the Sparta insurance operation while expanding our customer base in Alleghany County.

The cost of the infrastructure that we now have in place that allows us to successfully compete in our established markets has also had a negative impact on our short term earnings. However, we believe that our established foundation and emerging platform will drive our long-term viability as a competitively superior financial services provider in all markets.

As mentioned above, during the nine months ended March 31, 2004, we experienced asset growth of $10.4 million consisting primarily of increases in net loan balances of approximately $15.8 million. While the Company is currently "well-capitalized" under the regulatory guidelines, a continuing (and expected) increase in assets would result in the Company falling below regulatory capital levels required to be considered "well capitalized". The maintenance of appropriate levels of capital is a priority of ours and is monitored on an ongoing basis.

The Company's operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and borrowings of the Company. The primary interest-earning asset of the Company is its loan portfolio representing 85.0% of total assets. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk, because of the negative impact of changing rates to the Bank's earnings and to the market value of its assets and liabilities. Historically, mortgage lenders have made loans with long terms to maturity and funded those loans with core and short term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. The Company has reduced the exposure to rising rates by limiting the term or the time to reprice the loans that the Company retains in its portfolio. Consequently, declining rates during the nine months ending March 31, 2004, were less favorable to the Bank than rising rates would have been.

We believe it is important to view the quarterly financial results of the Company within the larger context of the Company's long-term strategic business plan. Doing so helps keep short-term results in clearer perspective, and underscores management's commitment to the long-term profitability and success of the Company.

Net income decreased $692,468, or 203.2%, to a net loss of $351,716 for the nine months ended March 31, 2004 from net income of $340,752 for the nine-month period ended March 31, 2004. This change is primarily due to operating in a declining interest rate environment as discussed above and a $349,580 charge-off of one commercial line of credit. While future charge-offs are uncertain, we believe that this charge-off was an isolated event and not an indication of the overall quality of our loan portfolio.

We believe that a positive upturn in economic indicators will have a positive impact on our net income. Many economic advisors are predicting a 25 basis point rate hike by August 2004 and an overall 100 basis point rate hike by February 2005. At March 31, 2004 we had approximately $55.8 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. A 25 basis points increase in the prime rate of interest would result in an annual increase in interest income of approximately $140,000 as of March 31, 2004. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

Our commitment to the long-term profitability and success of the Company prompted our decision not to place long-term fixed rate mortgages in our portfolio, particularly in a low interest rate environment, due to the interest rate risk associated with an eventual rise in market rates. We have continued to minimize our exposure to rising interest rates by selling long-term fixed rate mortgages and retaining the servicing. This strategy reduces short-term earnings but will provide protection when rates begin to rise.

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


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND JUNE 30, 2003:

Total assets increased by $10.4 million to $202.4 million at March 31, 2004 from $192.0 million at June 30, 2003. The increase in assets was primarily the result of an increase of $15.8 million, or 10.1%, in net loans receivable and an increase of $1.9 million, or 21.5%, in net office properties and equipment from June 30, 2003 to March 31, 2004. The increase in net loans receivable and net office properties and equipment was partially offset by a decrease of $5.6 million, or 39.5%, in cash and cash equivalents and a decrease of $2.4 million, or 32.1%, in securities available for sale from June 30, 2003 to March 31, 2004. The decrease in cash and cash equivalents and securities available for sale was used to fund the $15.8 million increase in net loans receivable. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in office properties and equipment, net was primarily due to the costs to construct a new Financial Services Center in Boone, North Carolina and the addition of new equipment to assure our delivery capabilities in the event of a disaster affecting our computer systems. These back up facilities will be re-located to the Boone Financial Center that is currently under construction. Prior to completion, backup equipment has been positioned in various branch locations that are away from the primary IT location. These investments in backup capacity allow us to assure our customers of our stability in the event of a disastrous occurrence as well as to comply with regulatory requirements for business continuity.

Securities available for sale decreased $2.4 million, or 32.1%, to $5.2 million at March 31, 2004 from $7.6 million at June 30, 2003. This decrease was due to maturing investments. At March 31, 2004, the Company's investment portfolio had approximately $83,394 in net unrealized gains as compared to net unrealized gains of $96,473 at June 30, 2003.

As mentioned above, net loans increased $15.8 million, or 10.1%, to $172.1 million at March 31, 2004 from $156.3 million at June 30, 2003. The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.


                                         -----------------------------------------------------------------------------------
                                                  AT MARCH 31,                                      AT JUNE 30,
                                                      2004                                              2003
                                         --------------------------------                -----------------------------------
                                              AMOUNT        % OF TOTAL                         AMOUNT          % OF TOTAL
                                              ------        ----------                         ------          ----------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to four-family...............     $   89,982              52.29%                  $   88,725                56.78%
   Multi-family.....................          5,850               3.40%                       6,226                 3.98%
   Non-residential..................         28,561              16.59%                      18,873                12.08%
   Land.............................         12,770               7.42%                       7,961                 5.11%
   Construction.....................         12,124               7.04%                       9,383                 6.00%
                                         ----------        ------------                  ----------          ------------
     Total mortgage loans...........     $  149,287              86.74%                  $  131,168                83.95%
                                         ----------        ------------                  ----------          ------------

Other loans:
   Commercial.......................     $   12,648               7.35%                  $   15,186                 9.72%
   Consumer loans...................         11,525               6.70%                      11,227                 7.18%
                                         ----------        ------------                  ----------          ------------
     Total other loans..............     $   24,173              14.05%                  $   26,413                16.90%
                                         ----------        ------------                  ----------          ------------

   Gross loans......................     $  173,460             100.79%                  $  157,581               100.85%
                                         ----------        ------------                  ----------          ------------

Less:
   Unearned discounts and net
      deferred loan fees............     $      211               0.13%                  $      212                 0.14%
   Allowance for loan losses........          1,142               0.66%                       1,111                 0.71%
                                          ---------        ------------                   ---------          ------------
                                              1,353               0.79%                       1,323                 0.85%
                                         ----------        ------------                  ----------          ------------
   Loans, net.......................     $  172,107             100.00%                  $  156,258               100.00%
                                         ==========        ============                  ==========          ============


The Bank's savings deposits increased by $5.3 million, or 3.6%, from $149.6 million at June 30, 2003 to $154.9 million at March 31, 2004. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits. During the nine-month period ended March 31, 2004, the Bank entered an agreement with Promontory Interfinancial Network which allows us to provide FDIC insurance coverage beyond the normal limits by using its network. The agreement allows us to maintain large deposit relationships when the customer desires FDIC coverage on all deposit balances.

Advances from the Federal Home Loan Bank increased $5.5 million, or 26.0%, to $26.6 million at March 31, 2004 from $21.1 million at June 30, 2003. The increase in advances from the Federal Home Loan Bank was used to provide a portion of the funding for the $15.8 million increase in net loans receivable. We borrowed $5.5 million from the Federal Home Loan Bank ("FHLB") during the nine month period ended March 31, 2004 under the FHLB's daily rate credit program. Under this program we can pay the advance off during any business day without prepayment fees and the rate of interest on the advance is set daily.

Total stockholders' equity decreased $563,969, or 4.4%, to $12.4 million at March 31, 2004 from $13.0 million at June 30, 2003. The decrease in stockholders' equity was the primarily the result of the net loss of $351,716, the increase in the value of redeemable common stock held by the ESOP of $187,295, or 39.1%, dividends of $73,123 and the decrease in other comprehensive income of $7,963. These decreases were partially offset by ESOP expenses of $56,128. At March 31, 2004, the Bank's regulatory capital amounted to $16.7 million compared to $16.9 million at June 30, 2003, which was in excess of regulatory capital requirements at both such dates.

The Bank's level of non-performing loans, defined as loans past due 90 days or more, decreased to $196,356 at March 31, 2004 compared to $442,696 at June 30, 2003. The Bank recognized net charge-offs of approximately $513,059 during the nine-month period ended March 31, 2004 compared to net charge-offs of $178,700 for the comparable period ended March 31, 2003. The increase in net charge-offs was primarily attributable to a $349,580 charge-off related to one commercial line of credit in the second quarter of fiscal 2004. While future loan loss provision requirements are uncertain, management believes that similar provisions are unlikely.

The following table sets forth activity in the Bank's ALL at or for the dates indicated.



                                                                              FOR THE NINE       FOR THE NINE
                                                                              MONTHS ENDED       MONTHS ENDED
                                                                                MARCH 31,          MARCH 31,
                                                                                   2004               2003
                                                                              -----------         -----------
                                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year..........................................        $     1,111           $     1,131
Provision for loan losses.............................................                544                   183
                                                                              -----------           -----------

Charge-offs:
     One- to four-family residential..................................                (84)                   (6)
     Multi-family residential.........................................                  -                     -
     Non-residential and land.........................................                (18)                   (3)
     Construction.....................................................                  -                     -
     Commercial.......................................................               (399)                  (69)
     Consumer loans...................................................                (71)                 (224)
                                                                              -----------           ------------
         Total charge-offs............................................               (572)                 (302)
                                                                              -----------           ------------

Recoveries............................................................                 59                   123
                                                                              -----------           -----------

Balance at end of period..............................................        $     1,142           $     1,135
                                                                              ===========           ===========


Total loans outstanding at end of period..............................        $   173,460           $   157,075
                                                                              ===========           ===========


Allowance for loan losses to total loans
     at end of period.................................................                0.66%                 0.72%
                                                                              ============          ============

Allowance for loan losses to total non-performing
     assets at end of period..........................................              581.41%               138.58%
                                                                              ============          ============

Allowance for loan losses to total non-performing
     loans at end of period........................................                 581.41%               148.95%
                                                                              ============          ============

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003:

The Company had net income for the three-month period ended March 31, 2004 of $22,856 compared to net income of $196,996 during the same period in 2003. The Company had a net loss for the nine-month period ended March 31, 2004 of $351,716 compared to net income of $340,752 during same period in 2003. Changes in net income during the comparable three month periods were attributable to a decrease in noninterest income and an increase in noninterest expense. Changes in net income during the comparable nine month periods were attributable to: an increase in the provision for loan losses; a decrease in net interest income; and an increase in noninterest expense, which is explained below.

INTEREST INCOME. Interest income decreased by $100,902, or 3.7%, from $2,734,034 for the three-month period ended March 31, 2003 to $2,633,132 for the three-month period ended March 31, 2004. Interest income decreased by $597,411, or 7.0%, from $8,538,141 for the nine-month period ended March 31, 2003 to $7,940,730 for the nine-month period ended March 31, 2004. Interest income from loans decreased $46,068, or 1.8%, from $2,623,889 for the three-month period ended March 31, 2003 to $2,577,821 for the three-month period ended March 31, 2004. Interest income from loans decreased $477,768, or 5.8%, from $8,213,007 for the nine-month period ended March 31, 2003 to $7,735,239 for the nine-month period ended March 31, 2004. The decrease in interest income from loans for the three and nine month periods was attributable to a decrease in the weighted average rate of net loans receivable due to the low interest rate environment during the period. The weighted average rate on portfolio loans declined .61% from 6.55% at March 31, 2003 to 5.94% at March 31, 2004.

INTEREST EXPENSE. Interest expense decreased by $184,271, or 14.9%, to $1,055,599 for the three-month period ended March 31, 2004 from $1,239,870 for the three months ended March 31, 2003. Interest expense decreased by $509,691, or 13.3%, to $3,334,527 for the nine-month period ended March 31, 2004 from $3,844,218 for the nine-month period ended March 31, 2003. Interest expense on deposits decreased by $185,741, or 22.2%, to $649,244 for the three months ended March 31, 2004 from $834,985 for the three months ended March 31, 2003. Interest expense on deposits decreased by $556,008, or 21.2%, to $2,065,421 for the nine-month period ended March 31, 2004 from $2,621,429 for the nine-month period ended March 31, 2003. These decreases are the result of the 0.6% decrease in the institution's weighted average rate of deposits during the twelve-month period ended March 31, 2004.

NET INTEREST INCOME. Net interest income increased by $83,369, or 5.6%, from $1,494,164 for the three-month period ended March 31, 2003 to $1,577,533 for the three-month period ended March 31, 2004. Net interest income decreased by $87,720, or 1.9%, from $4,693,923 for the nine-month period ended March 31, 2003 to $4,606,203 for the nine-month period ended March 31, 2004. The changes in net interest income are a result of a drop in the institution's weighted average rate paid for deposits and the reduction of the weighted average loan rates, partially offset by the increase in savings deposits and Federal Home Loan Bank borrowings. We do not believe that there has been a material change in interest rate risk from the end of the Company's most recent fiscal year.

PROVISION FOR LOAN LOSSES. We did not make a provision to the allowance for loan losses during the three-month period ended March 31, 2004, compared to a $35,000 provision for loan losses made during the three-month period ended March 31, 2003. We made provisions in the amount of $544,000 to the allowance for loan losses during the nine-month period ended March 31, 2004, compared to a $182,700 provision for loan losses made during the nine-month period ended March 31, 2003. As previously noted, provisions to the allowance for loan losses in the nine-month period ended March 31, 2004 include a charge-off of $349,580 related to one commercial loan. Provisions for loan losses, which are charged to operations and resulting loan loss allowances, are amounts that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The evaluation to increase or decrease the provisions for loan losses and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

We made provisions for loan loss allowances during the nine month period ended March 31, 2004 based upon an analysis of the quality of our loan portfolio. At March 31, 2004, our level of allowance for loan losses amounted to $1,141,625, or 0.66% of total loans, as compared to $1,135,267 of allowance for loan losses, or 0.72% of total loans at March 31, 2003, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

NONINTEREST INCOME. Noninterest income decreased by $87,131, or 8.7%, from $1,002,134 for the three-month period ended March 31, 2003 to $915,003 for the three months ended March 31, 2004. Noninterest income increased by $84,451, or 3.1%, from $2,690,317 for the nine-months ended March 31, 2003 to $2,774,768 for the nine-months ended March 31, 2004. The changes in noninterest income during the three and nine month periods ended March 31, 2004 were primarily attributable to increases in transaction fees on deposit accounts and a decrease in revenue generated from insurance commissions. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts. These trends are expected to continue to produce growth in non-interest income. Insurance commissions decreased by $127,030, or 17.8%, from $712,723 for the three-month period ended March 31, 2003 to $585,693 for the three months ended March 31, 2004. Insurance commissions decreased by $70,857, or 3.9%, from $1,842,023 for the nine-months ended March 31, 2004 to $1,771,166 for the nine months ended March 31, 2004. The decrease in insurance commissions is primarily due to a decrease in contingency income received from the insurance companies we represent as compared to the same time period in 2003. The decrease in contingency income is due to the insurance companies we represent paying higher claims to our clients in calendar year 2003 as compared to calendar year 2002, resulting in lower profit sharing payments.

NON-INTEREST EXPENSE. Non-interest expense increased by $307,978, or 14.6%, from $2,113,085 for the three months ended March 31, 2003 to $2,421,063 for the three months ended March 31, 2004. Non-interest expense increased by $744,277, or 11.3%, from $6,573,373 for the nine months ended March 31, 2003 to $7,317,650 for the nine months ended March 31, 2004. The increase in non-interest expense for the three and nine month periods ended March 31, 2004 is primarily attributable to an increase in compensation costs and occupancy expenses associated with adding computer equipment to provide backup facilities in case of a disaster and increased staffing for the Financial Service Center in Boone, North Carolina. Compensation costs increased by $188,399, or 15.9%, for the three-month period ended March 31, 2004. Compensation costs increased by $364,349, or 9.7%, for the nine-month period ended March 31, 2004. Occupancy and equipment costs increased by $29,821 or 10.0% for the three-month period ended March 31, 2004. Occupancy and equipment costs increased by $84,477 or 9.8% for the nine-month period ended March 31, 2004.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the Federal Home Loan Bank of Atlanta (the "FHLB") and use the wholesale deposit markets. At March 31, 2004, we had borrowings of $26.6 million from the FHLB. The Bank also maintains borrowing agreements with the Federal Reserve Bank of Richmond, VA.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $58.1 million at March 31, 2004. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of March 31, 2004, cash and cash equivalents, a significant source of liquidity, totaled $8.5 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

Capital management is another important daily and long-term function of management. While we currently meet all regulatory capital levels, we monitor this level on an ongoing basis. Our principal goals related to capital management are to provide an adequate return to shareholders while retaining a sufficient foundation from which to support future growth and to comply with all regulatory guidelines.

OFF BALANCE-SHEET ARRANGEMENTS.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight of the Company's financial reporting process.

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

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

         The Company is not a party to, and its property is not the subject of, any pending legal proceedings at the present time other than routine litigation that is incidental to the business.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

(e) During the three and nine months ended March 31, 2004, the Company did not repurchase any of its common stock. The Company does not have a stock repurchase program in place at the present time.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

(a)  Not applicable
(b)  Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         31.1 Rule 13a-14(a)/15d-14(a) Certifications
         32.1 Section 1350 Certifications

(b) Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AF FINANCIAL GROUP

Dated MAY 14, 2004                  By:  /s/ James A. Todd
                                         --------------------------------------
                                         James A. Todd
                                         President and Chief Executive Officer

Dated MAY 14, 2004

                                    By:  /s/ Melanie Paisley Miller
                                         --------------------------------------
                                         Melanie Paisley Miller
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer

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


Date:  May 14, 2004                     /s/ James A. Todd
                                        ---------------------------------------
                                        James A. Todd
                                        Chairman, President and Chief Executive
                                        Officer

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


Date:  May 14, 2004     /s/ Melanie Paisley Miller
                        --------------------------
                        Melanie Paisley Miller
                        Executive Vice President, Secretary, Treasurer and Chief
                        Financial Officer

EXHIBIT 32.1

CERTIFICATION
(PURSUANT TO 18 U.S.C. SECTION 1350)

         The undersigned, James A. Todd, is the President and Executive Officer of AF Financial Group (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the "Report").

         By execution of this statement, I certify that:

         A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

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

                                     AF FINANCIAL GROUP


Dated MAY 14, 2004                   By:  /s/ James A. Todd
                                          -------------------------------------
                                          James A. Todd
                                          President and Chief Executive Officer

EXHIBIT 32.1

CERTIFICATION
(PURSUANT TO 18 U.S.C. SECTION 1350)

         The undersigned, Melanie Paisley Miller, is the Executive Vice President, Secretary, Treasurer and Chief Financial Officer of AF Financial Group (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004 (the "Report").

         By execution of this statement, I certify that:

         A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

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

                                       AF FINANCIAL GROUP


Dated MAY 14, 2004                     By: /s/ Melanie Paisley Miller
                                          ----------------------------------
                                          Melanie Paisley Miller
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer