Form 10KSB
period 2004-06-30
AF FINANCIAL GROUP
filed 2004-09-28
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

Common Stock, par value $0.01 per share

Title of Class

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☒

The revenues for the issuer’s fiscal year ended June 30, 2004 are $14,575,166.

The issuer had 1,049,838 shares of common stock outstanding as of August 31, 2004. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2004 was $7,257,496.

Documents Incorporated by Reference.

Portions of the Annual Report to Stockholders for the year ended June 30, 2004 are incorporated by reference into Parts I and II of this Form 10-KSB.

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

AF Financial Group (the “Company”) is a federally chartered thrift holding company which owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. and AF Brokerage, Inc. The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. The Bank is a federally chartered stock savings bank, which conducts business from its main office located in West Jefferson, North Carolina and seven branches located in Sparta, Jefferson, Boone, Warrensville, and West Jefferson, North Carolina. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area: Ashe, Alleghany and Watauga Counties. On April 15, 1996, the Board of Directors of the Bank adopted a Plan of Reorganization and related Stock Issuance Plan pursuant to which the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter, conducted a minority stock offering, and formed AsheCo, M.H.C., a mutual holding company which owned 53.8% of the common stock issued by the Bank. The Bank conducted its minority stock offering in July and August of 1996 and the closing occurred on October 4, 1996. The Bank sold 461,779 shares of common stock in the minority stock offering, including 36,942 shares sold to its Employee Stock Ownership Plan (the “ESOP”), and issued 538,221 shares to the mutual holding company.

On June 16, 1998, the Board of Directors approved the formation of a mid-tier federal thrift holding company, AF Bankshares, Inc., which became the 100% owner of the Bank in a stock swap with AsheCo, M.H.C. (the “Mutual Holding Company”), which was accounted for similar to a pooling of interests. At the Company’s annual meeting held on November 4, 2002, stockholders approved a resolution to change the Company’s name from AF Bankshares, Inc. to AF Financial Group. At June 30, 2004, AsheCo, M.H.C.’s ownership of AF Financial Group equaled 51.27%. No changes in AsheCo, M.H.C.’s ownership of AF Financial Group occurred during the year ended June 30, 2004.

On July 1, 1997, the Bank purchased two insurance agencies to form AF Insurance Services, Inc., which became a wholly owned subsidiary of the Bank. A plan of reorganization was completed during the year ended June 30, 1999 and AF Insurance Services, Inc. became a wholly owned subsidiary of AF Financial Group. During the fiscal years ended June 30, 1999, 2000, 2001, 2002 and 2004, AF Insurance Services, Inc. purchased additional insurance agencies. AF Insurance Services, Inc. operates from its main office in West Jefferson, North Carolina and branch offices in Lenoir, North Wilkesboro, Jefferson, Elkin, Boone, Sparta and West Jefferson, North Carolina. AF Insurance offers traditional property and casualty, life and health insurance products.

On August 5, 1998, the Company formed AF Brokerage, Inc., which is a wholly owned subsidiary of the Company. Prior to receiving its approval from the NASD to become a registered broker/dealer, AF Brokerage, Inc. operated through the use of a third party clearing broker. AF Brokerage, Inc. began operating as an independent broker/dealer in May 2000. AF Brokerage offers non-FDIC insured investment products, including fixed-rate and variable annuities and mutual funds. In addition, on July 16, 2001, the Company formed AF Capital Trust 1, a Delaware business trust, for the sole purpose of issuing trust preferred securities in a pooled capital securities transaction.

The Company realized a net loss of $308,254 for the year ended June 30, 2004 and net income of $375,464 for the year ended June 30, 2003. The Company’s operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions, and the cost of interest-bearing savings deposits and other borrowings. The primary interest-earning asset of the Company is its mortgage loan portfolio, representing 86.8% of total loans with approximately 69.8% of portfolio mortgage loans at fixed rates as of June 30, 2004. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of changing rates to the Bank’s earnings and to the new market value of its assets and liabilities. Historically, mortgage lenders have made loans and funded those loans with core and short-term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. We have reduced our exposure to rising rates by limiting the term or the time to reprice of loans that we retain in our portfolio. During the rate environment of the fiscal year ending June 30, 2004, declining rates were less favorable to the Bank than rising rates would have been from an interest rate risk perspective.

The Bank sells mortgage loans with terms exceeding 15 years unless the loan documents permit us to re-price the loan at an interval of ten years or less. Non-mortgage loans have rates that allow for adjustment as the prime rate changes, where possible, and where non-mortgage loans are made with fixed terms, the terms typically do not exceed five years. We make fixed rate mortgage loans with provisions allowing the Bank to “call the loan due” after three or five year periods, which reduces the period of time we are exposed to a fixed rate of interest in order to reduce interest rate risk. During the 2004 fiscal year, borrowers have been reluctant to accept a loan with a call provision and have chosen longer-term mortgages that we sell in the secondary market. The call provision is now used primarily where the fixed rate mortgage does not qualify for sale in the secondary market, and where the borrower has no desire for an adjustable rate mortgage.

We also offer consumer loans, including automobile and home improvement loans. At June 30, 2004, consumer loans constituted approximately 6.3% of portfolio loans. In addition, we offer commercial loans to small businesses in Ashe, Alleghany and Watauga Counties and to areas contiguous to those counties. Commercial loans generally have rates based on the prime rate of interest that more closely reflects prevailing market interest rates than do fixed rate products or other rate indices. Consumer and commercial loans also generally have shorter terms and greater interest rate sensitivity than mortgage loans. We have pursued the preceding mortgage and non-mortgage loan strategies in order to reduce the level of interest rate risk in the Bank’s loan portfolio, while maintaining acceptable levels of credit risk. Funding for loan originations has been provided by aggressively marketing savings and checking accounts, competitively pricing certificates of deposit, and borrowing from the Federal Home Loan Bank of Atlanta (“FHLB”). Deposits increased $7.9 million as the result of normal business activities and FHLB advances increased $12.0 million during the year ended June 30, 2004.

In addition to loans, the Bank invests in federal agency securities, certificates of deposit of insured banks, overnight deposits with the FHLB, equity securities in the Federal Home Loan Mortgage Corporation (FHLMC), municipal bonds, and mortgage-backed securities issued by the Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). We do not engage in the practice of trading securities. Rather, the Bank’s investment portfolio consists primarily of securities designated as available for sale. We intend to maintain investment securities to meet liquidity needs, as a supplement to our lending activities, and as a means to reduce the interest rate risk and credit risk of our asset base in exchange for lower rates of return than would typically be available with other lending activities.

The Company receives fee income primarily from loan origination fees; late loan payments fees; commissions from the sale of credit life; accident and health insurance; deposit transaction fees; insurance commissions generated from AF Insurance Services, Inc.; commission income generated from AF Brokerage, Inc.; and from payment for other services provided to customers by the Company.

Major non-interest costs to the Company include compensation and benefits; occupancy and equipment; information technology costs; and provision for loan losses. Other external factors that affect the operating results of the Company include changes in government and accounting regulations; costs of implementing information technology; and changes in the competitive dynamics within the Company’s market area.

Our executive offices are located at 21 East Ashe Street, West Jefferson, North Carolina 28694-0026. Our telephone number is (336) 246-4344. We maintain a website at www.afgrp.com on which we will post all reports we file with the SEC under Section 13(a) and Section 16 of the Securities Exchange Act of 1934. You can review these reports free of charge by clicking on “About Us” on the homepage of AF Financial Group, proceeding to “Investor Information” and then to “reports filed with the SEC.” We also post on this site our key corporate governance documents, including our board committee charters and our code of ethics. Information on our website is not, however, a part of this report.

Market Area and Competition

The Bank’s market area for deposit gathering and lending is concentrated in Alleghany, Ashe and Watauga Counties, North Carolina and to areas contiguous to those counties. Headquartered in West Jefferson, North Carolina, AF Insurance Services, Inc., has branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina. AF Brokerage, Inc. serves Ashe, Alleghany, Wilkes and Watauga counties in North Carolina. We believe our strategy of expanding our market area and diversifying our product lines will strengthen earnings in the future.

We also believe that the foundation is in place to successfully compete in our established markets. In all AF Bank markets, we have the capability to deliver comprehensive insurance services through our insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. Our new Financial Center in Boone, North Carolina is scheduled to open during the second quarter of the 2005 fiscal year. The Financial Center will combine banking, insurance and investments into one convenient location serving the Watauga County market. The challenge facing us is to provide the most economical, efficient – and most importantly – desirable platform to offer AF customers, clients and prospects for these services. It is a challenge we are working hard to meet.

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

	At June 30,
	2004		2003		2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$96,024	52.90%	$88,725	56.78%	$80,952	56.39%	$73,821	59.21%	$68,813	63.26%
Multi-family	5,728	3.16%	6,226	3.98%	6,142	4.28%	3,507	2.81%	2,277	2.09%
Non-residential	28,958	15.96%	18,873	12.08%	15,196	10.59%	8,525	6.84%	8,577	7.89%
Land	13,906	7.66%	7,961	5.11%	8,008	5.58%	8,298	6.66%	2,440	2.24%
Construction	14,203	7.83%	9,383	6.00%	10,329	7.20%	5,344	4.29%	4,059	3.73%

Total mortgage loans	$158,819	87.51%	$131,168	83.95%	$120,627	84.03%	$99,495	79.80%	86,166	79.21%

Other loans:
Commercial	$12,626	6.96%	$15,186	9.72%	$10,784	7.51%	$12,378	9.93%	10,456	9.62%
Consumer loans	11,512	6.34%	11,227	7.18%	13,512	9.41%	14,051	11.27%	17,376	15.97%

Total other loans	$24,138	13.30%	$26,413	16.90%	24,296	16.92%	26,429	21.20%	27,832	25.59%

Gross loans	$182,957	100.81%	$157,581	100.85%	$144,923	100.95%	$125,924	101.00%	113,998	104.80%

Less:
Undisbursed loan funds	—	—%	—	—%	—	—%	—	—%	3,993	3.67%
Unearned discounts and net deferred loan fees	$223	0.12%	$212	0.14%	$239	0.17%	$227	0.18%	248	0.23%
Allowance for loan losses	1,245	0.69%	1,111	0.71%	1,131	0.79%	1,022	0.82%	979	0.90%

	1,468	0.81%	1,323	0.85%	1,370	0.95%	1,249	1.00%	5,220	4.80%

Loans, net	$181,489	100.00%	$156,258	100.00%	$143,553	100.00%	$124,675	100.00%	$108,778	100.00%

Loan Maturity. The following table shows the maturity or period to repricing of the Company’s loan portfolio at June 30, 2004. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

	At June 30, 2004
	Mortgage Loans
	One- to Four- Family	Multi- Family	Non- Residential	Land	Construction	Commercial Loans	Consumer Loans	Total
								Amount	%
	(In Thousands)
Fixed rate loans:
Amount due or repricing:
One year or less	$2,250	$93	$764	$156	$3,135	$1,506	$1,007	$8,911	4.87%

One to three years	11,746	782	3,589	1,742	—	126	3,120	21,104	11.53%
More than three years to five years	20,266	2,525	6,314	1,823	—	1,288	3,613	35,830	19.58%
More than five years to fifteen years	33,357	—	6,232	5,364	896	893	1,275	48,016	26.24%
Over fifteen years	9,643	—	—	120	—	—	75	9,838	5.38%

Total due or repricing after one year	75,013	3,307	16,135	9,048	896	2,307	8,083	114,788	62.74%

Total amounts due or repricing, gross	$77,263	$3,400	$16,899	$9,203	$4,031	$3,813	$9,090	$123,699	67.61%

Variable rate loans:
Amount due or repricing:
One year or less	$14,721	$2,328	$11,639	$4,703	$10,172	$8,813	$2,359	$54,736	29.92%

One to three years	3,972	—	—	—	—	—	63	4,035	2.21%
More than three years to five years	—	—	420	—	—	—	—	420	0.23%
More than five years to fifteen years	23	—	—	—	—	—	—	23	0.01%
Over fifteen years	45	—	—	—	—	—	—	45	0.02%

Total due or repricing after one year	4,040	0	420	0	0	0	63	4,522	2.47%

Total amounts due or repricing, gross	$18,761	$2,328	$12,059	$4,703	$10,172	$8,813	$2,422	$59,258	32.39%

Total loans:
Amount due or repricing:
One year or less	$16,971	$2,421	$12,403	$4,859	$13,307	$10,319	$3,366	$63,647	34.79%

One to three years	15,718	782	3,589	1,742	0	126	3,183	25,139	13.74%
More than three years to five years	20,266	2,525	6,734	1,823	0	1,288	3,613	36,250	19.81%
More than five years to fifteen years	33,380	0	6,232	5,364	896	893	1,275	48,039	26.26%
Over fifteen years	9,688	0	0	120	0	0	75	9,883	5.40%

Total due or repricing after one year	79,053	3,307	16,555	9,048	896	2,307	8,145	119,311	65.21%

Total amounts due or repricing, gross	$96,024	$5,728	$28,958	$13,906	$14,203	$12,626	$11,512	$182,957	100.00%

Origination, Purchase, Sale and Servicing of Loans. The Bank’s lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. The Bank retains in its portfolio adjustable-rate mortgage loans and fixed-rate mortgage loans that carry maximum maturities of 30 years and 15 years, respectively. Fixed-rate loans originated for sale in the secondary market have maximum maturities of 30 years. The Bank sells qualified fixed-rate loans to the Federal National Mortgage Association (Fannie Mae), but retains the servicing rights. The determination to sell loans is based upon management’s efforts to reduce interest rate risk. At June 30, 2004, the Bank serviced approximately $57.6 million of loans for Fannie Mae.

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

In view of its operating strategy, the Bank adheres to its Board-approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters, such as loan amount and certain credit requirements. As a result, such underwriting guidelines in certain lending situations may be less rigid than comparable Fannie Mae underwriting guidelines. The Bank’s loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as Fannie Mae. The Bank sells qualifying fixed-rate loans to Fannie Mae, while retaining servicing rights. The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction, in the Bank’s market area. At June 30, 2004, the Bank’s portfolio contained construction loans with balances of approximately $14.2 million, or 7.8%, of net loans. The Bank’s policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank. Thus construction loans typically “roll” into permanent financing. Construction loans are normally made for a maximum of 12 months, by which time permanent financing must be obtained. From time to time the Bank makes construction loans to a select group of builders for speculative purposes. The Bank imposes limits on the number of speculative units that each builder has unsold at any time. The Bank is restrictive on the builders that qualify for speculative construction loans.

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

Non-Residential Mortgage Lending. The Bank originates commercial real estate mortgage loans that are generally secured by properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank’s underwriting procedures provide that non-residential mortgage loans may be made based on debt service coverage or in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank’s current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower’s expertise, credit history, profitability, cash flow and the value of the collateral while underwriting these loans. At June 30, 2004 the Bank’s non-residential mortgage loan portfolio was $29.0 million, or 15.8% of total loans outstanding. The largest non-residential mortgage loan in the Bank’s portfolio at June 30, 2004 was approximately $1.5 million and is secured by a commercial property.

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

Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount purchased for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes. At June 30, 2004, the Bank’s total land loan portfolio was $13.9 million or 7.7% of total loans and its multi-family loan portfolio was $5.7 million or 3.1% of total loans.

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

Appraisals for most mortgage loans are performed by independent appraisers designated by the Bank. The appraisals of such properties are then reviewed by the Bank’s management. The independent appraisers used by the Bank are reviewed annually by management and the Board of Directors. Experienced loan officers may rely on tax records for smaller mortgage loans where the loan to value ratios are high, such as home equity or second mortgages, especially where the Bank holds the first mortgage.

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank is also authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2004, $11.5 million, or 6.3%, of the Bank’s total loan portfolio consisted of consumer loans. The primary component of the Bank’s consumer loan portfolio was $6.6 million of auto loans. Consumer loans are available at fixed or variable interest rates.

The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank’s Board of Directors. At June 30, 2004, the Bank’s savings account loan portfolio totaled $420,282 or 0.2% of the total loans outstanding.

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

As of June 30, 2004, the Bank had $38,000 in non-performing consumer loans. Charge-offs for consumer loans totaled $112,000 and $306,000 for the years ended June 30, 2004 and 2003, respectively.

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

As of June 30, 2004, the Bank had no non-performing commercial business loans. Charge-offs for commercial business loans totaled $399,000 and $69,000 for the years ended June 30, 2004 and 2003, respectively.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank’s Chief Operating Officer, Chief Lending Officer, Chief Credit Officer and lending officers may approve lending relationships up to $750,000, and the Loan Committee, comprised of the Executive Committee of the Board of Directors, may approve loans up to the Bank’s loans-to-one-borrower limit. In addition, the Bank Loan Committee, comprised of the Acting Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Operating Officer, Chief Credit Officer, and Collection Officer, meets weekly to review recently closed loans for quality and compliance. The Bank Loan Committee can approve lending relationships up to $1,500,000. Larger amounts must be approved by the Executive Committee of the Board of Directors. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board generally ratifies all loans on a monthly basis.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is obtained and certain other information supporting the borrower’s ability to repay is required. An appraisal performed by a Bank approved independent appraiser is required for all real property intended to secure a proposed loan when the amount of the loan proceeds will exceed $100,000. The Board annually approves the independent appraisers used by the Bank and approves the Bank’s appraisal policy. It is the Bank’s policy to obtain title insurance on all real estate loans of $25,000 or more and hazard insurance on all improved real estate loans. In connection with a borrower’s request for a renewal of a mortgage loan, the Bank evaluates both the borrower’s ability to service the renewed loan applying an interest rate that reflects prevailing market conditions and the customer’s payment history, as well as the value of the underlying collateral property.

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

Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (“REO”). At June 30, 2004, the Bank did not hold any REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $519,000. The Bank’s REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank’s asset classification process, based on Generally Accepted Accounting Principles (“GAAP”).

Non-performing Assets. The following table sets forth information regarding the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual mortgage loans:
One-to four-family	$232	$321	$305	$—	$125
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Land	—	22	—	—	—
Construction	249	—	—	—	—

Total mortgage loans	481	343	305	—	125

Commercial	—	33	—	—	286
Consumer Loans	38	67	155	—	—

Total non-accruing loans	$519	$443	$460	$—	$411

Loans delinquent 90 or more days for which interest is fully reserved and still accruing:
One-to four-family	$—	$—	$—	$383	$—
Multi-family	—	—	—	28	—
Non-residential	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—

Total mortgage loans	—	—	—	411	—

Commercial	—	—	—	—	—
Consumer Loans	—	—	—	68	—

Total loans delinquent 90 or more days for which interest has been fully reserved	—	—	—	—	—

Total non-performing loans	$519	$443	$460	$479	$411

Total real estate owned	—	43	263	248	289

Total non-performing assets	$519	$486	$723	$727	$700

Total non-performing loans to loans, gross	0.28%	0.28%	0.32%	0.36%	0.36%
Total non-performing assets to total assets	0.25%	0.25%	0.41%	0.47%	0.53%

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

The Bank’s management reviews and classifies the Bank’s assets and reports the results to the Bank’s Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2004, the Bank had $400,100 of assets classified as Substandard, $1.7 million of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

Allowance for Loan Losses. The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies. At June 30, 2004, the Bank’s ALL was $1.2 million, or 0.7% of total loans, as compared to $1.1 million or 0.7% of total loans at June 30, 2003. The Bank had non-performing loans of $519,000 and $443,000 at June 30, 2004 and June 30, 2003, respectively. The Bank will continue to monitor and modify its ALL as conditions dictate. While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination, and thereby negatively affect the Bank’s financial condition and earnings. In addition, there can be no assurance that increases in the Bank’s allowance for loan losses will not occur in the future.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	At or For the Year Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$1,111	$1,131	$1,022	$979	$1,123

Provision for loan losses	668	243	420	225	88

Charge-offs:
One- to four-family residential	(73)	(39)	(123)	—	(19)
Multi-family residential	—	—	—	—	—
Non-residential and land	(19)	(3)	(11)	(5)	—
Construction	—	—	—	—	—
Commercial	(399)	(69)	(11)	(172)	(115)
Consumer loans	(112)	(306)	(282)	(126)	(194)

Total charge-offs	(603)	(417)	(427)	(303)	(328)

Recoveries	69	154	116	121	96

Balance at end of year	$1,245	$1,111	$1,131	$1,022	$979

Total loans outstanding at end of period	$182,957	$157,581	$144,923	$125,924	$113,998

Average total loans outstanding	$169,549	$154,586	$136,621	$119,965	$100,228

Allowance for loan losses to total loans at end of period	0.68%	0.71%	0.78%	0.81%	0.86%

Allowance for loan losses to total non-performing assets at end of period	239.88%	228.60%	156.43%	140.58%	139.86%

Allowance for loan losses to total non-performing loans at end of period	239.88%	250.79%	245.87%	213.36%	238.20%

Ratio of net charge-offs during the period to average loans outstanding during period	0.31%	0.17%	0.23%	0.15%	0.23%

The following table sets forth the Bank’s ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At June 30,
	2004			2003			2002
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$651	52.29%	52.49%	$646	58.15%	56.30%	$606	53.58%	55.92%
Multi-family	20	1.61%	3.13%	20	1.80%	3.95%	20	1.77%	4.23%
Non-residential and land	93	7.47%	23.43%	80	7.20%	17.03%	75	6.63%	16.03%
Construction	45	3.61%	7.76%	25	2.25%	5.95%	25	2.21%	7.11%
Other:
Consumer	160	12.85%	6.90%	150	13.50%	9.64%	310	27.41%	9.29%
Commercial	276	22.17%	6.29%	190	17.10%	7.13%	95	8.40%	7.42%

Total	$1,245	100.00%	100.00%	$1,111	100.00%	100.00%	$1,131	100.00%	100.00%

	At June 30,
	2001			2000
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$572	55.96%	60.47%	$559	57.10%	60.37%
Multi-family	15	1.47%	2.67%	15	1.53%	2.00%
Non-residential and land	61	5.97%	12.68%	60	6.13%	9.66%
Construction	15	1.47%	4.07%	19	1.94%	3.56%
Other:
Consumer	284	27.79%	10.69%	255	26.05%	9.17%
Commercial	75	7.34%	9.42%	71	7.25%	15.24%

Total	$1,022	100.00%	100.00%	$979	100.00%	100.00%

Investment Activities

The Bank’s investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“GNMA”), certificates of deposit of insured banks, federal funds and mutual funds. At June 30, 2004, the Company held $6.5 million in investment securities.

The following table sets forth activity in the Company’s investment securities portfolio for the periods indicated.

	For the Year Ended June 30
	2004	2003	2002
	(In thousands)
Amortized cost at beginning of period	$8,658	$11,359	$7,680
Proceeds, net	(907)	(1,782)	4,624
Principal payments from mortgage backed securities	(1,221)	(913)	(1,109)
Gain on sales	—	7	131
Premium and discount amortization, net	(46)	(13)	33

Amortized cost at end of period	6,484	8,658	11,359
Net unrealized gain (1)	17	96	62

Total securities, net	$6,501	$8,754	$11,421

(1)	The net unrealized gain at June 30, 2004, 2003 and 2002 relates to available for sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities at the dates indicated.

	At June 30,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae and GNMA	$1,711	$1,706	$2,979	$3,002	$1,871	$1,866

Other debt securities:
U.S. Treasury and Agency	1,400	1,400	3,335	3,370	6,641	6,688
Other	286	300	286	308	797	809

Total debt securities	1,686	1,700	3,621	3,678	7,438	7,497

Equity securities(1)	1,001	1,009	1,001	1,017	1,001	1,009
FHLB Stock	1,657	1,657	1,057	1,057	1,049	1,049
Certificates of Deposit	429	429	—	—	—	—
Net unrealized gain (2)	17	—	96	—	62	—

Total securities, net	$6,501	$6,501	$8,754	$8,754	$11,421	$11,421

(1)	Equity securities consist of Freddie Mac common stock and mutual fund securities.

(2)	The net unrealized gain at June 30, 2004, 2003 and 2002 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities, by accounting classification and by type of security, at the dates indicated.

	At June 30,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Held-to-Maturity:
Other debt securities	$100	$100	$100	$100	$100	$100

Total held-to-maturity	100	100	100	100	100	100

Available-for-Sale:
Mortgage-backed securities	1,711	1,706	2,979	3,002	1,871	1,866
Other debt securities	1,586	1,600	3,521	3,578	7,338	7,397
Equity securities	1,001	1,009	1,001	1,017	1,001	1,009
Net unrealized gain (1)	17	—	96	—	62	—

Total available-for-sale	4,315	4,315	7,597	7,597	10,272	10,272

Certificates of deposit	429	429	—	—	—	—

FHLB Stock	1,657	1,657	1,057	1,057	1,049	1,049

Total securities, net	$6,501	$6,501	$8,754	$8,754	$11,421	$11,421

(1)	The net unrealized gains at June 30, 2004, 2003 and 2002 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company’s investment securities at June 30, 2004, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

	At June 30, 2004
	Held-to-Maturity			Available-for-Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
Due within 1 year	$—	$—	—%	$—	$—	—%
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	524	521	4.92
Due after 10 years	—	—	—	1,187	1,185	4.55

Total	—	—	—	1,711	1,706	4.67

U.S. Treasury and Agency:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	100	100	3.05	—	—	—
Due after 5 years but within 10 years	—	—	—	1,300	1,300	4.00
Due after 10 years	—	—	—	—	—	—

Total	100	100	3.05	1,300	1,300	4.00

Corporate & Other:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	—	—	—
Due after 10 years	—	—	—	286	300	4.82

Total	—	—	—	286	300	4.82

Equity Securities:	—	—	—	1,001	1,009	—

Certificates of Deposit:
Due within 1 year	429	429	1.32	—	—	—
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	—	—	—
Due after 10 years	—	—	—	—	—	—

Total	429	429	—	—	—	—

Total:
Due within 1 year	429	429	1.32	—	—	—
Due after 1 year but within 5 years	100	100	3.05	—	—	—
Due after 5 years but within 10 years	—	—	—	1,824	1,821	4.27
Due after 10 years	—	—	—	1,473	1,485	4.61
Equity Securities	—	—	—	1,001	1,009	—
FHLB Stock	—	—	—	1,657	1,657	—

Total	$529	$529	1.65%	$5,955	$5,972	4.42%

Sources of Funds

General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to Fannie Mae and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of savings accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. At June 30, 2004, the Bank’s core deposits (which the Bank considers to consist of checking accounts and savings accounts) constituted 51.2% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended June 30,
	2004	2003	2002
	(In thousands)
Total deposits at beginning of period, including accrued interest	$149,571	$136,769	$120,074
Net increase before interest credited	5,156	9,510	12,472
Interest credited	2,707	3,292	4,223

Total deposits at end of period	$157,434	$149,571	$136,769

At June 30, 2004, the Bank had approximately $21.4 million in “jumbo” certificates of deposit (accounts in amounts over $100,000) maturing as follows:

	Amount	Weighted Average Rate
	(In thousands)
Maturity Period
Within three months	$6,315	2.49%
After three but within six months	5,299	2.27%
After six but within 12 months	6,361	2.75%
After 12 months	3,393	4.85%

Total	$21,368	2.89%

The following table sets forth the distribution of the Bank’s deposit accounts and the related weighted average interest rates at the dates indicated.

	At June 30,
	2004			2003			2002
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing checking accounts	$13,793	8.76%	0.00%	$12,772	8.54%	0.00%	$12,382	9.05%	0.00%
Interest bearing checking accounts	22,724	14.43%	0.49%	18,893	12.63%	0.59%	22,768	16.65%	1.34%
Money Market accounts	1,646	1.05%	0.48%	1,305	0.87%	0.82%	1,467	1.07%	1.30%
Savings	42,495	26.99%	1.12%	43,474	29.07%	1.64%	33,299	24.35%	2.40%
Certificates of deposit	76,436	48.55%	2.55%	72,782	48.66%	3.13%	66,667	48.74%	3.78%
Accrued interest	340	0.22%	0.00%	345	0.23%	0.00%	186	0.14%	0.00%

Totals	$157,434	100.00%	1.62%	$149,571	100.00%	2.09%	$136,769	100.00%	4.39%

The following table presents, by interest rate ranges and the period to maturity, the amount of certificate of deposit accounts outstanding at June 30, 2004.

	Period to Maturity at June 30, 2004
Interest Rate Range	Less than One Year	One to Three years	Four Years and After	Total
	(In thousands)
0.40% to 5.99%	$63,647	$9,843	$1,237	$74,727
6.00% to 7.99%	205	1,504	—	1,709

Total	$63,852	$11,347	$1,237	$76,436

Borrowings. The Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in capital stock of the FHLB. See “Regulation—Regulation of Federal Savings Banks—Federal Home Loan Bank System.” Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of June 30, 2004, the maximum amount of FHLB advances available to the Bank was $52.3 million. The Bank had advances of $33.1 million at June 30, 2004 from the FHLB. Interest is payable at rates ranging from 1.03% to 6.87%. FHLB advances are due in future years as follows:

Year Ending June 30,	Amount
2005	$5,000,000
2006	—
2007	5,143,754
2008	—
2009	2,000,000
Thereafter	21,000,000

$33,143,754

In addition, the Bank has a $1.5 million letter of credit from the FHLB used to collateralize public deposits.

Subsidiary Activities

AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. During the fiscal years ended June 30, 1999, 2000, 2001, 2002 and 2004, AF Insurance Services, Inc. purchased additional insurance agencies. AF Insurance Services, Inc. offers these services in a segregated location at the Company’s offices and branch locations in, Boone, Sparta, Lenoir, Jefferson, North Wilkesboro, West Jefferson and Elkin, North Carolina.

AF Brokerage, Inc., a wholly owned subsidiary of the Company, was formed in August 1998 for the purpose of selling non-FDIC insured investment products through a third-party vendor. During the 2000 fiscal year, AF Brokerage, Inc.’s application for registration was accepted by the NASD and the broker dealer began selling non-insured investment products directly. AF Brokerage, Inc. offers these services in a segregated location at the Company’s offices and branch locations.

On July 16, 2001, AF Capital Trust I, a Delaware business trust, was formed by the Company and completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled capital securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements of the Company.

Personnel

As of June 30, 2004, the Company had 127 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See “Executive Compensation” for a description of certain compensation and benefit programs offered to the Company’s employees.

REGULATION

General

The Company and the Mutual Holding Company are regulated as savings and loan holding companies by the OTS. The Bank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. The Bank must file reports with the OTS concerning its activities and financial condition. The Company and the Mutual Holding Company are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Gramm-Leach-Bliley Act

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (“GLB Act”). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company, the Mutual Holding Company, and the Bank where relevant, is discussed throughout the regulation section below.

Any change in such laws and regulations, whether by the OTS, the FDIC, or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

Federal Banking Regulation

Activity Powers. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law.

Loans-to-One-Borrower Limitations. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one-borrower limitations.

QTL Test. Under federal law, the Bank must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct the Bank’s business.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at June 30, 2004, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our Freddie Mac common stock, rather than the current market value of the stock.

If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

(2)	a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

(3)	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, the Bank must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks that the OTS believes are inherent in the type of asset.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At June 30, 2004, the Bank met each of its capital requirements.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of the Bank, to assess the Bank’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which changed solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Standards For Safety And Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

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

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized; and

•	critically undercapitalized.

At June 30, 2004, the Bank met the criteria for being considered “well-capitalized.”

When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.

Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

Under federal law, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to commencement of the assessment period. An institution’s assessment rate depends on the capital category and supervisory sub-category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach-Bliley Act, the FHLB of Atlanta has adopted a capital plan, which is expected to be implemented no earlier than December 2003, that will change the foregoing minimum stock ownership requirements for Atlanta stock. Under the new capital plan, each member of the FHLB of Atlanta will have to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.25% of the member’s total assets and (ii) 4.5% of the member’s outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be affected.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System

Under regulations of the Federal Reserve Board (the “FRB”), the Bank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $45.4 million or less, subject to adjustment by FRB, and an initial reserve of $1.164 million, plus 10% of that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

The Company and the Mutual Holding Company are savings and loan holding companies regulated by the OTS. As such, the Company and the Mutual Holding Company are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to the Company. Because the Company was organized before May 4, 1999, under the GLB Act, it is “grandfathered” under the GLB Act and generally has no restriction on its business activities.

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

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors.

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

USA Patriot Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased amendments to the Bank Secrecy Act. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 26, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Federal Securities Law

Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, Mutual Holding Company or the Company. The Bank has not been audited by the Internal Revenue Service for the last eight years.

For federal income tax purposes, the Company reports its income on the basis of a taxable year ending June 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s tax reserve for bad debts, discussed below. The Bank, AF Insurance Services, Inc., AF Brokerage, Inc. and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the Mutual Holding Company will own less than 80% of the Common Stock, it will not be a member of such affiliated group and will report its income on a separate return.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes a tax (“AMT”) on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank’s AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

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

The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Boone, Elkin, Jefferson, Lenoir, Sparta, Warrensville, North Wilkesboro and West Jefferson, North Carolina. The Company owns the main office and corporate offices located in West Jefferson, the Mt. Jefferson Financial Center Office, the Lenoir branch and the Jefferson branch. Additionally, the Company is constructing a new facility at a highly accessible and visible location in Boone, North Carolina. The Company expects the Boone facility to open during the first quarter of the 2005 fiscal year at a cost of approximately $7.2 million. Two floors of the proposed four-story facility will be offered for lease to the professional and medical communities. The Company has executed a contract with a general contractor to construct the Financial Center at a cost of approximately $5.4 million with construction well underway at June 30, 2004. Management believes that the Company’s current and planned facilities are adequate to meet the present and immediately foreseeable needs of the Company.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date		Net Book Value at June 30, 2004
Corporate Offices 21 East Ashe Street West Jefferson, NC 28694	Owned	06/15/2000	—		$1,655,174

Insurance and Brokerage Offices 206 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1997	—		$202,147

AF Bank 205 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1963	—		$90,390

AF Bank 840 E. Main Street Jefferson, NC 28640	Owned	05/18/1994	—		$461,089

AF Bank 4951 NC Hwy. 88 West Warrensville, NC 28693	Leased	08/01/1995	07/31/2005	*	—

AF Bank 381 South Main Street Sparta, NC 28675	Leased	01/09/1998	10/04/2005	**	—

AF Bank 285 Hwy 105 Ext. Boone, NC 28607	Leased	02/26/1999	02/26/2004		—

AF Insurance Services, Inc. 315 Main Street North Wilkesboro, NC 28659	Leased	06/01/2000	05/31/2005	***	—

AF Insurance Services, Inc. 324 Morganton Blvd., SW Lenoir, NC 28645	Owned	07/03/2000	—		$79,778

AF Insurance Services, Inc. 948 Johnson Ridge Road Elkin, NC 28621	Leased	01/01/2002	01/01/2005	**	—

AF Insurance Services, Inc. 400 Shadowline Drive Boone, NC 28607	Leased	12/01/2000	09/30/2007		—

AF Financial Center 1441 Mt. Jefferson Road West Jefferson, NC 28694	Owned	04/10/2001	—		$1,320,734

AF Bank 1489 Mt. Jefferson Road West Jefferson, NC 28694	Leased	01/05/2001	01/08/2011	*	—

*	Option to renew for an additional five-year period.

**	Option to renew for an additional three-year period.

***	Option to renew for five additional one-year periods.

ITEM 3.	LEGAL PROCEEDINGS

At June 30, 2004, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or to which any of its property was subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Common Stock” and “Market for the Common Stock” in the Registrant’s 2004 Annual Report to Stockholders on page 55, and is incorporated herein by reference.

Information relating to the payment of dividends by the Registrant appears under “Common Stock” and “Market for the Common Stock” in the Registrant’s 2004 Annual Report to Stockholders on page 55, and is incorporated herein by reference. A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including AsheCo, M.H.C., its mutual holding company. AsheCo, M.H.C., waived the right to receive any dividend to be paid on the common stock of the Company during the next four calendar quarters beginning with the September 2004 quarter and ending with the June 2005 quarter.

Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See “Regulation — Limitation on Capital Distributions.”

The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2004 and 2003. When the Company pays dividends to its stockholders, it is required to pay dividends to AsheCo, M.H.C., unless AsheCo, M.H.C. elects to waive dividends. AsheCo, M.H.C. waived dividends paid by the Company during the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004. Any decision to waive dividends will be subject to regulatory approval.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Certain of the above-captioned information appears under “Selected Financial and Other Data of the Company” and “Management’s Discussion and Analysis” in the Registrant’s 2004 Annual Report to Stockholders on pages 2 through 3, and 7 through 18 and is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

The Financial Statements of AF Financial Group, together with the report thereon by Dixon Hughes PLLC, appears in the Registrant’s 2004 Annual Report to Stockholders on pages 20 through 50 and are incorporated herein by reference.

Page(s) in Annual Report
• Independent Auditor’s Report	50
• Consolidated Statements of Financial Condition, June 30, 2004 and 2003	19
• Consolidated Statements of Income (Loss), Years Ended June 30, 2004 and 2003	20
• Consolidated Statements of Stockholders’ Equity, Years Ended June 30, 2004 and 2003	21
• Consolidated Statements of Cash Flows, Years Ended June 30, 2004 and 2003	22
• Notes to Consolidated Financial Statements	24

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight of the Company’s financial reporting process.

Management, including the Company’s Acting Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2004.

ITEM 10.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2004.

The following table sets forth the aggregate information with respect to the Company’s equity compensation plans as in effect as of June 30, 2004.

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

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2004.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”).

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employment Agreement between AF Bank and James A. Todd dated November 18, 2002 (Incorporated by reference to Exhibit 10.1 of the 2003 Form 10-KSB).

10.2	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.2 of the 2003 Form 10-KSB).

10.3	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 1998 (the “1998 Form 10-KSB”).

10.4	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.5	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.6	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.7	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.8	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.9	Salary Continuation Agreement between AF Bankshares, Inc. and James A. Todd dated April 15, 2002 (Incorporated by reference to Exhibit 10.9 of the 2003 Form 10-KSB).

10.10	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.11	Employment Agreement between AF Financial Group and James A. Todd dated November 18, 2002 (Incorporated by reference to Exhibit 10.11 of the 2003 Form 10-KSB).

10.12	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.13 of the 2003 Form 10-KSB).

13.1	2004 Annual Report to Stockholders.

21.1	Subsidiary Information Incorporated herein by reference to “Part I - Subsidiary Activities.”

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

99.1	Independent Auditor’s Report of Larrowe & Company, P.L.C. as of June 30, 2003 (To be filed by amendment).

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission on June 10, 2004. The Form 8-K announced that James A. Todd, President, CEO and Director of the Companies was placed on paid leave effective June 2, 2004 while the Board of Directors investigates personnel matters.

The Company filed a Current Report on Form 8-K with the Commission on July 9, 2004. The Form 8-K announced that James A. Todd, the President and Chief Executive Officer of the Companies, was terminated for cause pursuant to his employment agreements with the Company, effective July 8, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 1, 2004.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AF Financial Group (Registrant)

Date: September 24, 2004	By:	/s/ Melanie P. Miller
Melanie P. Miller
Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Melanie P. Miller Melanie Paisley Miller Acting Chief Executive Officer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Executive and Financial Officer)	September 24, 2004

/s/ Wayne R. Burgess Wayne R. Burgess - Director	September 24, 2004

/s/ Jan R. Caddell Jan R. Caddell - Director	September 24, 2004

/s/ Kenneth R. Greene Kenneth R. Greene – Director	September 24, 2004

/s/ Claudia L. Kelley Claudia L. Kelley – Director	September 24, 2004

/s/ Donald R. Moore Donald R. Moore - Director	September 24, 2004

/s/ Jimmy D. Reeves Jimmy D. Reeves – Director	September 24, 2004

/s/ Jerry L. Roten Jerry L. Roten - Director	September 24, 2004

/s/ Michael M. Sherman Michael M. Sherman – Director	September 24, 2004

/s/ John D. Weaver John D. Weaver - Director	September 24, 2004