Form 10KSB/A
period 2004-06-30
AF FINANCIAL GROUP
filed 2004-10-08
CIK 1064025

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 1

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

Commission File No.: 0-24479

AF Financial Group

(Name of small business issuer in its charter)

Federally Chartered	56-2098545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 East Ashe Street West Jefferson, North Carolina	28694-0026
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (336) 246-4344

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The revenues for the issuer’s fiscal year ended June 30, 2004 are $14,575,166.

The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2004 was $7,257,496.

The issuer had 1,049,838 shares of common stock outstanding as of August 31, 2004.

EXPLANATORY NOTE

We hereby amend Item 13 of our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, to file Exhibit 99.1, Independent Auditor’s Report of Larrowe & Company, P.L.C. as of June 30, 2003.

Except as described above, no other changes have been made to the Annual Report on Form 10-KSB. This Amendment No. 1 to our Annual Report on Form 10-KSB/A does not otherwise attempt to update the information set forth in the original filing of the Annual Report on Form 10-KSB.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”).

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employment Agreement between AF Bank and James A. Todd dated November 18, 2002 (Incorporated by reference to Exhibit 10.1 of the 2003 Form 10-KSB).

10.2	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.2 of the 2003 Form 10-KSB).

10.3	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 1998 (the “1998 Form 10-KSB”).

10.4	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.5	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.6	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.7	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.8	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.9	Salary Continuation Agreement between AF Bankshares, Inc. and James A. Todd dated April 15, 2002 (Incorporated by reference to Exhibit 10.9 of the 2003 Form 10-KSB).

10.10	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.11	Employment Agreement between AF Financial Group and James A. Todd dated November 18, 2002 (Incorporated by reference to Exhibit 10.11 of the 2003 Form 10-KSB).

10.12	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.13 of the 2003 Form 10-KSB).

13.1	2004 Annual Report to Stockholders (Incorporated by reference to Exhibit 13.1 of the Annual Report on Form 10-KSB, as filed with the SEC on September 28, 2004 (the “2004 10-KSB”)).

21.1	Subsidiary Information Incorporated herein by reference to “Part I—Subsidiary Activities” in the 2004 10-KSB.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications (Incorporated by reference to Exhibit 32.1 of the 2004 10-KSB).

99.1	Independent Auditor’s Report of Larrowe & Company, P.L.C. as of June 30, 2003.

(b)	Reports on Form 8-K

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

AF Financial Group

Date: October 7, 2004	By:	/s/ Melanie P. Miller
Melanie P. Miller Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Melanie Paisley Miller

Melanie Paisley Miller - Acting Chief Executive Officer, Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive and Financial Officer)

October 7, 2004

/s/ Wayne R. Burgess Wayne R. Burgess - Director	October 7, 2004

/s/ Jan R. Caddell Jan R. Caddell - Director	October 7, 2004

/s/ Kenneth R. Greene Kenneth R. Greene – Director	October 7, 2004

Claudia L. Kelley – Director	October 7, 2004

Donald R. Moore - Director	October 7, 2004

/s/ Jimmy D. Reeves Jimmy D. Reeves – Director	October 7, 2004

/s/ Jerry L. Roten Jerry L. Roten - Director	October 7, 2004

Michael M. Sherman – Director	October 7, 2004

John D. Weaver - Director	October 7, 2004

6