Form 10QSB
period 2004-09-30
AF FINANCIAL GROUP
filed 2004-11-12
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File No: 0-24479

AF Financial Group

(Exact name of small business issuer as specified in its charter)

Federally Chartered	56-2098545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 East Ashe Street

West Jefferson, North Carolina 28694

(Address of principal executive offices)

(336) 246-4344

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 31, 2004 there were 1,049,835 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of September 30, 2004 and June 30, 2004

ASSETS

	September 30, 2004	June 30, 2004
	(Unaudited)	(*)
Cash and cash equivalents:
Interest-bearing deposits	$2,486,641	$2,498,878
Noninterest-bearing deposits	6,062,824	5,175,174
Securities held to maturity	524,000	529,000
Securities available for sale	3,688,232	4,315,066
Federal Home Loan Bank stock	2,107,200	1,657,200

Loans	190,671,934	182,734,177
Less allowance for loan losses	(1,304,473)	(1,245,018)

Loans receivable, net	189,367,461	181,489,159

Office properties and equipment, net	12,483,935	11,515,179
Accrued interest receivable on loans	948,466	855,408
Accrued interest receivable on investment securities	45,494	66,402
Prepaid expenses and other assets	1,799,151	1,560,688
Deferred income taxes, net	262,450	280,577
Goodwill	1,676,446	1,676,446

Total assets	$221,452,300	$211,619,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Savings deposits	$157,965,544	$157,433,544
Notes payable	1,278,181	1,197,806
Note payable - ESOP	70,420	70,420
Advances from Federal Home Loan Bank	42,143,248	33,143,754
Accounts payable and other liabilities	1,807,735	1,764,907
Redeemable common stock held by the ESOP, net of unearned ESOP shares	554,322	534,750
Capital securities	5,000,000	5,000,000

Total liabilities	208,819,450	199,145,181

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,675 issued and 1,049,835 outstanding shares at September 30, 2004 and June 30, 2004	10,537	10,537
Additional paid-in capital	4,661,333	4,653,933
Retained earnings, substantially restricted	7,997,254	7,874,017
Accumulated other comprehensive income	38,606	10,389

	12,707,730	12,548,876
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	12,632,850	12,473,996

Total liabilities and stockholders’ equity	$221,452,300	$211,619,177

See Notes to Condensed Consolidated Financial Statements.

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2004 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

For the Three Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,
	2004	2003
Interest and dividend income:
Loans	$2,822,741	$2,610,032
Investment securities	55,290	55,288
Interest-bearing deposits	6,474	18,491

Total interest income	2,884,505	2,683,811

Interest expense:
Savings deposits	647,520	732,811
Federal Home Loan Bank advances	320,974	263,693
Notes payable	15,729	17,190
Capital securities	129,801	131,284

Total interest expense	1,114,024	1,144,978

Net interest income	1,770,481	1,538,833
Provision for loan losses	80,000	44,000

Net interest income after provision for loan losses	1,690,481	1,494,833

Noninterest income:
Insurance commissions	676,462	613,505
Other	338,305	303,955

	1,014,767	917,460

Noninterest expense:
Compensation and employee benefits	1,383,355	1,366,078
Occupancy and equipment	311,828	304,179
Computer processing charges	166,443	142,803
Other	553,139	519,212

	2,414,765	2,332,272

Income before income taxes	290,483	80,021
Income taxes	131,160	47,812

Net income	159,323	32,209

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities, net of tax	28,217	(12,730)

Comprehensive income	$187,540	$19,479

Basic Earnings (loss) per share of common stock	$0.15	$0.03

Diluted Earnings (loss) per share of common stock	$0.15	$0.03

Basic weighted average shares outstanding	1,043,409	1,039,709

Diluted weighted average shares outstanding	1,043,409	1,040,168

Cash dividends declared per share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$159,323	$32,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	80,000	44,000
Depreciation	223,837	212,321
ESOP Expense	16,659	18,787
Change in operating assets and liabilities:
Accrued interest receivable	(72,150)	44,906
Accrued interest payable	(172,439)	(106,652)
Prepaid expense and other assets	(219,767)	70,814
Accounts payable and other liabilities	165,983	(402,605)

Net cash provided by (used in) operating activities	181,447	(86,220)

Cash Flows from Investing Activities
Increase in Federal Home Loan Bank stock	(450,000)	—
Purchases of investments held to maturity	(285,000)	—
Proceeds from maturities of investments held to maturity	290,000	—
Purchases of securities available for sale	(800,000)	(1,500,000)
Proceeds from principal repayment and maturities of securities available for sale	1,467,301	2,046,150
Net originations of loans receivable	(7,958,302)	(272,908)
Purchases of office properties and equipment	(1,205,413)	(684,202)
Proceeds from sale of real estate owned	—	5,260

Net cash used in investing activities	(8,941,414)	(405,700)

Cash Flows from Financing Activities
Net increase in savings deposits	581,284	3,286,648
FHLB Advances, net	8,999,494	(463)
Notes Payable, net	80,375	55,891
Dividends paid	(25,773)	(24,430)

Net cash provided by financing activities	9,635,380	3,317,646

Net increase in cash and cash equivalents	875,413	2,825,726
Cash and cash equivalents:
Beginning	7,674,052	14,072,018

Ending	$8,549,465	$16,897,744

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

AF Financial Group (the “Company”) is a federally chartered stock holding company for AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and AF Brokerage, Inc. (a registered broker/dealer, member NASD and SIPC). AF Bank conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. Headquartered in West Jefferson, North Carolina, AF Insurance Services, Inc., has branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina. AF Brokerage, Inc. serves Ashe, Alleghany, Wilkes and Watauga counties in North Carolina.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2004, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2005.

Certain amounts in the three-month period ended September 30, 2003 financial statements have been reclassified to conform to the three-month period ended September 30, 2004 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

The accounting policies which follow are as set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004. This quarterly report should be read in conjunction with such annual report.

Note 3. Earnings Per Share

The Company’s basic and dilutive earnings per share for the three-month period ended September 30, 2004 are based on a weighted average of 1,043,409 shares, assumed to be outstanding for the period. The Company’s basic and dilutive earnings per share for the three-month period ended September 30, 2003 are based on weighted averages of 1,039,709 and 1,040,168 shares, respectively, assumed to be outstanding for the period. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the exercise or issuance of all potential common stock instruments such as options, unless the effect is antidilutive (to reduce a loss or increase earnings per share) as was the case for the three-month period ended September 30, 2004. Shares owned by the Company’s ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans” and Statement of Financial Accounting Standards Number 128.

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended September 30,
	2004	2003
Weighted average shares outstanding	1,043,409	1,039,709

Potentially Dilutive effect of stock options	—	459

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,043,409	1,040,168

For the three-months ended September 30, 2004 there were 14,573 options that were antidilutive, since the exercise price was greater than the average market price for the quarter. There were no antidilutive options outstanding for the three-months ended September 30, 2003.

Note 4. Capital Securities

On July 16, 2001, AF Capital Trust (the “Trust”), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the “Capital Securities”) in a private placement as part of a pooled capital securities transaction. The Trust also issued Common Securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, from the consolidated financial statements of the Company. The Company contributed $3.0 million of the proceeds from the sale of the Subordinated Debentures to the Bank as Tier I Capital to support the Bank’s growth. Total expenses associated with the offering approximating $173,262 at September 30, 2004 are included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

Adoption of FIN 46R will result in deconsolidation of the Company’s Capital Securities subsidiary, AF Capital Trust. Upon deconsolidation, the Subordinated Debentures will be included in long-term debt and the Company’s equity interest in the trust will be included in other assets. If this trust was deconsolidated as of September 30, 2004 and June 30, 2004, the effect on the Company’s balance sheets for both dates would be an increase in other assets of $155,000 with a corresponding increase in long-term debt. The deconsolidation of the trust will not materially impact net income.

The Capital Securities presently qualify as Tier 1 regulatory capital. The Subordinated Debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities, including the Capital Securities, will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the regulators will continue to allow institutions to include the Capital Securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that its subsidiary bank would still exceed the regulatory required minimums for capital adequacy purposes.

Note 5. Dividends Declared

On September 24, 2004, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of September 24, 2004 and payable on October 8, 2004. The dividends declared were accrued and reported in accounts payable and other liabilities in the September 30, 2004 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 6. Income Taxes

Income taxes resulted from applying normal, expected tax rates on income earned and on losses during the three months ended September 30, 2004 and 2003. The income tax expense was $131,160 for the three months ended September 30, 2004 compared to the income tax expense of $47,812 for the three months ended September 30, 2003. The effective tax rate was higher than expected tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

Note 7. Segment Reporting

The Company has additional reportable segments, AF Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. and AF Brokerage, Inc. provide insurance and noninsured investment services respectively. Information about reportable segments and reconciliation of such information to the condensed consolidated financial statements as of the three month periods ended September 30, 2004 and 2003 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
September 30, 2004

Interest income	$—	$2,886	$—	$—	$(2)	$2,884

Interest expense	131	970	15	—	(2)	1,114

Net interest income	(131)	1,916	(15)	—	—	1,770
Provision for loan losses	—	80	—	—	—	80

Net interest income after provision	(131)	1,836	(15)	—	—	1,690
Non-interest income	—	341	701	62	(89)	1,015
Non-interest expense	76	1,761	570	97	(89)	2,415

Income (loss) before income taxes	(207)	416	116	(35)	—	290
Income taxes	(66)	162	45	(10)	—	131

Net income (loss)	$(141)	$254	$71	$(25)	$—	$159

Assets	$293	$219,023	$2,375	$207	$(446)	$221,452

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
September 30, 2003

Interest income	$—	$2,686	$—	$—	$(2)	$2,684

Interest expense	132	1,000	15	—	(2)	1,145

Net interest income	(132)	1,686	(15)	—	—	1,539
Provision for loan losses	—	44	—	—	—	44

Net interest income after provision	(132)	1,642	(15)	—	—	1,495
Non-interest income	—	313	620	48	(64)	917
Non-interest expense	113	1,648	560	75	(64)	2,332

Income (loss) before income taxes	(245)	307	45	(27)	—	80
Income taxes	(82)	120	18	(8)	—	48

Net income (loss)	$(163)	$187	$27	$(19)	$—	$32

Assets	$473	$191,785	$2,424	$270	$(133)	$194,819

AF FINANCIAL GROUP

Item 2. Management’s Discussion and Analysis

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company, that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments; our ability to offer new products and increase lower cost core deposits; and depositor and borrower preferences. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein.

Overview

AF Financial Group is a financial services company that provides banking, insurance and investment services to residents in the northwest corner of North Carolina. Our bank subsidiary, AF Bank, was chartered in 1939 and the historical operations of AF Bank have been to provide fixed rate loans for the residents of Ashe County, North Carolina. Over the past several years, we have expanded our market area to include Alleghany, Caldwell, Surry, Watauga and Wilkes counties and have diversified our product lines by engaging in non-residential mortgage and non-mortgage lending and offering insurance and brokerage products. In July 1997, we started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., a wholly-owned subsidiary of AF Financial Group, headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina. We also have a broker/dealer subsidiary, AF Brokerage, Inc., which serves Ashe, Alleghany, Wilkes and Watauga counties. AF Brokerage offers a full array of uninsured investment products, including fixed-rate and variable annuities and mutual funds.

We believe we have the foundation in place to successfully compete in our established markets. In all AF Bank markets, we have the capability to deliver comprehensive insurance services through our insurance subsidiary and the potential to deliver securities services through AF Brokerage, Inc. The challenge facing us is to provide the most economical, efficient – and most importantly – desirable platform to offer AF customers, clients and prospects these services. It is a challenge we are working hard to meet.

The cost of the infrastructure that we now have in place allowing us to successfully compete in our established markets, has had a negative impact on short term earnings. However, we believe our established foundation and platform will drive our long-term viability as a competitively superior financial services provider in all markets. We are committed to the long-term profitability and success of AF Financial Group. Given the foregoing foundation and platform, management and the board of directors are placing major emphasis upon improving our net earnings and return on equity in the year ended June 30, 2005 and beyond. This will be accomplished by increasing the overall productivity of AF Financial Group and its operating subsidiaries, controlling costs, and reducing or eliminating unprofitable activities whenever and wherever possible.

There are a number of positive factors and recent events, which reflect our progress toward our long-term goals during the three months ended September 30, 2004:

•	An increase in net loans of $7.9 million or 4.3%;

•	Asset growth of $9.8 million or 4.7%;

•	An increase in net income of $127,114, or 394.65%, during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003;

•	An increase in noninterest income of $97,307, or 10.6% during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003;

•	Our new Financial Center in Boone, North Carolina which opened on October 4, 2004. The Financial Center combines banking, insurance and investments into one convenient highly visible location serving the Watauga County market.

As mentioned above, during the three months ended September 30, 2004, we experienced asset growth of $9.8 million consisting primarily of increases in net loan balances of approximately $7.9 million. While AF Bank is currently “well-capitalized” under the regulatory guidelines, a continuing increase in assets may result in AF Bank falling below regulatory capital levels required to be considered “well capitalized.” The maintenance of appropriate levels of capital is a priority of ours and is monitored on an ongoing basis.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 85.5% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. This exposure to changes in interest rates contributes to a moderate degree of interest rate risk, because of the negative impact of changing rates to AF Bank’s earnings and to the market value of its assets and liabilities. Historically, mortgage lenders have made loans with long terms to maturity and funded those loans with core and short term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

As mentioned above, net income increased $127,114, or 394.7%, to $159,323 for the three months ended September 30, 2004 from $32,209 for the three-month period ended September 30, 2003. This change is primarily due to an increase in interest income due to the 50 basis point interest rate hike by the Federal Reserve during the three months ended September 30, 2004. We believe that a positive upturn in economic indicators will continue to have a positive impact on our net income. At June 30, 2004 we had approximately $66.4 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

Critical Accounting Policies and Estimates

The notes to our audited consolidated financial statements for the year ended June 30, 2004 included in the AF Financial Group 2004 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, the fair value of mortgage servicing assets and asset impairment judgments, including the recoverability of goodwill, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policies to be most critical in their potential effect on our financial position or results of operations:

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on our evaluation of the risks inherent in AF Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and AF Bank’s underwriting policies. Our methodology for assessing the appropriations of the ALL consists of two components, which are specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Although we believe we have established and maintained the ALL at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our ALL as conditions dictate.

Mortgage Servicing Assets

Mortgage servicing assets represent the present value of the future net servicing fees from servicing mortgage loans sold to the secondary market. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of mortgage servicing assets, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace that influence the speed of mortgage loan prepayments. During periods of declining interest rates, the value of mortgage servicing assets generally declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. We amortize mortgage servicing assets over the estimated period that servicing income is expected to be received based on estimates of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections.

Goodwill

On July 1, 2002, we adopted the provisions of Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. Under the provisions of the Statement, on July 1, 2002, we ceased to amortize goodwill. We will reevaluate the carrying value of goodwill annually by comparing the market value of each reporting segment to the respective total equity at that level. Impairment would then be determined if the equity exceeds the fair value of the reporting unit. This evaluation is subjective as it requires material estimates that may be susceptible to significant change.

Comparison of Financial Condition at September 30, 2004 and June 30, 2004:

Total assets increased by $9.8 million, or 4.7%, to $221.5 million at September 30, 2004 from $211.6 million at June 30, 2004. The increase in assets was primarily the result of an increase of $7.9 million, or 4.3%, in net loans receivable and an increase of $968,756, or 8.4%, in net office properties and equipment from June 30, 2004 to September 30, 2004. The increase in net loans receivable and net office properties and equipment was partially offset by a decrease of $626,834, or 14.5%, in securities available for sale from June 30, 2004 to September 30, 2004. The decrease in securities available for sale was used to help fund the $7.9 million increase in net loans receivable. The increase in net loans receivable is typical for AF Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in net office properties and equipment was primarily due to the costs to construct the new Financial Services Center in Boone, North Carolina, which opened on October 4, 2004.

As mentioned above, securities available for sale decreased $626,834, or 14.5%, to $3.7 million at September 30, 2004 from $4.3 million at June 30, 2004. This decrease was due to maturing investments. At September 30, 2004, our investment portfolio had approximately $63,408 in net unrealized gains as compared to net unrealized gains of $17,064 at June 30, 2004.

Net loans increased $7.9 million, or 4.3%, to $189.4 million at September 30, 2004 from $181.5 million at June 30, 2004. The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At September 30, 2004		At June 30, 2004
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$98,652	52.10%	$96,024	52.90%
Multi-family	5,852	3.09%	5,728	3.16%
Non-residential	28,835	15.23%	28,958	15.96%
Land	16,387	8.65%	13,906	7.66%
Construction	15,838	8.36%	14,203	7.83%

Total mortgage loans	$165,564	87.43%	$158,819	87.51%

Other loans:
Commercial	$13,644	7.21%	$12,626	6.96%
Consumer loans	11,684	6.17%	11,512	6.34%

Total other loans	$25,328	13.38%	$24,138	13.30%

Gross loans	$190,892	100.81%	$182,957	100.81%

Less:
Unearned discounts and net deferred loan fees	$221	0.12%	$223	0.12%
Allowance for loan losses	1,304	0.69%	1,245	0.69%

	1,525	0.81%	1,468	0.81%

Loans, net	$189,367	100.00%	$181,489	100.00%

Savings deposits increased by $532,000, or 0.3%, from $157.4 million at June 30, 2004 to $158.0 million at September 30, 2004. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Advances from the Federal Home Loan Bank increased $9.0 million, or 27.2%, to $42.1 million at September 30, 2004 from $33.1 million at June 30, 2004. The increase in advances from the Federal Home Loan Bank was used to provide the funding for the $7.9 million increase in net loans receivable.

Total stockholders’ equity increased $158,854, or 1.3%, to $12.6 million at September 30, 2004 from $12.5 million at June 30, 2004. The increase in stockholders’ equity was the primarily the result of net income of $159,323, the increase in other comprehensive income of $28,217 and ESOP expenses of $16,659. These increases were partially offset by the increase in the value of redeemable common stock held by the ESOP of $19,572, or 3.7%, and dividends of $25,773. At September 30, 2004, AF Bank’s regulatory capital amounted to $17.3 million compared to $17.0 million at June 30, 2004, which was in excess of regulatory capital requirements at both such dates.

AF Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $711,691 at September 30, 2004 compared to $518,801 at June 30, 2004. The increase is primarily due to two real estate loans where the borrower lost their employment and has not been able to keep their payments current. The Bank recognized net charge-offs of approximately $20,545 during the three-month period ended September 30, 2004 compared to net charge-offs of $60,064 for the comparable period ended September 30, 2003. While future loan loss provision requirements are uncertain, management believes that similar provisions are likely.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003
	(Dollars in thousands)
Balance at beginning of year	$1,245	$1,111
Provision for loan losses	80	44

Charge-offs:
One - to four-family residential	(16)	(24)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	(33)
Consumer loans	(42)	(21)

Total charge-offs	(58)	(78)

Recoveries	37	18

Balance at end of period	$1,304	$1,095

Total loans outstanding at end of period	$190,892	$157,776

Allowance for loan losses to total loans at end of period	0.68%	0.69%

Allowance for loan losses to total non-performing assets at end of period	183.15%	277.22%

Allowance for loan losses to total non-performing loans at end of period	183.15%	326.87%

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003:

Net income for the three-month period ended September 30, 2004 increased $127,114 to $159,323 compared to net income of $32,209 during the same period in 2003. The increase in net income during the three month period was attributable to an increase in interest income and noninterest income, partially offset by an increase in noninterest expense and provision for loan losses. These changes are explained below.

Interest Income. Interest income increased by $200,694, or 7.5%, from $2,683,811 for the three-month period ended September 30, 2003 to $2,884,505 for the three-month period ended September 30, 2004. Interest income from loans increased $212,709, or 8.2%, from $2,610,032 for the three-month period ended September 30, 2003 to $2,822,741 for the three-month period ended September 30, 2004. The increase in interest income from loans for the three-month period was attributable to an increase in volume of outstanding loan balances partially offset by the decrease in the weighted average rate on portfolio loans. Net loans increased $32.9 million from $156.5 million at September 30, 2003 to $189.4 million at September 30, 2004. The weighted average rate on portfolio loans decreased .26% from 6.22% at September 30, 2003 to 5.96% at September 30, 2004.

Interest Expense. Interest expense decreased by $30,954, or 2.7%, to $1,114,024 for the three-month period ended September 30, 2004 from $1,144,978 for the three months ended September 30, 2003. Interest expense on deposits decreased by $85,291, or 11.6%, to $647,520 for the three months ended September 30, 2004 from $732,811 for the three months ended September 30, 2003. These decreases are the result of the 0.2% decrease in AF Bank’s weighted average rate of deposits during the twelve-month period ended September 30, 2004. Interest expense on Federal Home Loan Bank advances increased $57,281, or 21.7%, from $263,693 for the three months ended September 30, 2003 to $320,974 for the three months ended September 30, 2004. The increase in interest expense on Federal Home Loan Bank advances is the result of the $9.0 million increase in Federal Home Loan Bank advances during the three months ended September 30, 2004. These advances were used to fund loan demand.

Net Interest Income. Net interest income increased by $231,648, or 15.1%, from $1,538,833 for the three-month period ended September 30, 2003 to $1,770,481 for the three-month period ended September 30, 2004. The increase in net interest income is the result of a drop in the weighted average rate paid for deposits and the increase in outstanding loan balances, partially offset by the increase in Federal Home Loan Bank borrowings. In a rising rate environment, we have the ability to make immediate rate adjustments which allows us to increase loan rates at a more rapid speed than the increase in funding costs. We believe that a positive upturn in economic indicators will have a positive impact on our net income. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. We made provisions in the amount of $80,000 to the allowance for loan losses during the three-month period ended September 30, 2004, compared to a $44,000 provision for loan losses made during the three-month period ended September 30, 2003.

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

We made provisions for loan loss allowances during the three-month period ended September 30, 2004 based upon an analysis of the quality of our loan portfolio. At September 30, 2004, our level of allowance for loan losses amounted to $1,304,473, or 0.68% of total loans, as compared to $1,094,620 of allowance for loan losses, or 0.69% of total loans at September 30, 2003, which we believe is adequate to absorb any probable losses inherent in our loan portfolio

Noninterest Income. Noninterest income increased by $97,307, or 10.6%, from $917,460 for the three-month period ended September 30, 2003 to $1,014,767 for the three months ended September 30, 2004. The changes in noninterest income during the three-month period ended September 30, 2004 were primarily attributable to increases in insurance commissions and in transaction fees on deposit account. Insurance commissions increased by $62,957, or 10.3%, from $613,505 for the three-month period ended September 30, 2003 to $676,462 for the three months ended September 30, 2004. The increase in insurance commissions is primarily due to an increase in number of sales due to increased emphasis on training and monitoring the sales activities of insurance producers. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts. These trends are expected to continue to produce growth in non-interest income.

Non-Interest Expense. Non-interest expense increased by $82,493, or 3.5%, from $2,332,272 for the three months ended September 30, 2003 to $2,414,765 for the three months ended September 30, 2004. The increase in non-interest expense for the three-month period ended September 30, 2004 is primarily attributable to an increase in professional services expense due to attorney fees associated with a personnel issue and an increase in computer processing charges. Computer processing charges increased $23,640, or 16.6%, from $142,803 for the three months ended September 30, 2003 to $166,443 for the three months ended September 30, 2004. Computer processing charges increased due to an increase in AF Bank’s data processing charges which primarily resulted from an increase in the number of deposit and loan accounts and an increase in data communication line charges.

Capital Resources and Liquidity:

The term “liquidity” generally refers to an organization’s ability to generate adequate amounts of funds to meet its needs for cash. More specifically, for financial institutions, liquidity ensures that adequate funds are available to meet deposit withdrawals, fund loan demand and capital expenditure commitments, maintain reserve requirements, pay operating expenses, and provide funds for debt service, dividends to stockholders, and other institutional commitments. The Company’s primary sources of funds consist of deposits, borrowings, repayment and prepayment of loans, sales and participations of loans, maturities of securities and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. The Company uses its liquid resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. For additional information about cash flows from the Company’s operating, financing and investing activities, see “Condensed Consolidated Statements of Cash Flow.”

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the Federal Home Loan Bank of Atlanta (the “FHLB”) and use the wholesale deposit markets. At September 30, 2004, we had borrowings of $42.1 million from the FHLB. The Bank also maintains borrowing agreements with the Federal Reserve Bank of Richmond, VA.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $59.0 million at September 30, 2004. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of September 30, 2004, cash and cash equivalents, a significant source of liquidity, totaled $8.5 million. The Office of Thrift Supervision regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

Off Balance-Sheet Arrangements:

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) During the three months ended September 30, 2004, the Company did not repurchase any of its common stock. The Company does not have a stock repurchase program in place at the present time.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 6. Exhibits

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.2	Bylaws of the Company (Incorporated by reference to the “Form 8-A”).

10.1	Settlement Agreement dated September 24, 2004 by and between James A. Todd and AF Financial Group (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, as filed with the SEC on September 24, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated November 12, 2004	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President,
Secretary, Treasurer