Form 10QSB
period 2004-12-31
AF FINANCIAL GROUP
filed 2005-02-14
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission File No: 0-24479

AF Financial Group

(Exact name of small business issuer as specified in its charter)

Federally Chartered	56-2098545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 East Ashe Street

West Jefferson, North Carolina 28694

(Address of principal executive offices)

(336) 246-4344

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of January 31, 2005 there were 1,049,835 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2004 and June 30, 2004

	December 31, 2004	June 30, 2004
	(Unaudited)	(*)
ASSETS
Cash and cash equivalents:
Interest-bearing deposits	$3,496,372	$2,498,878
Noninterest-bearing deposits	7,274,763	5,175,174
Securities held to maturity	334,000	529,000
Securities available for sale	4,195,567	4,315,066
Federal Home Loan Bank stock	2,051,000	1,657,200
Loans	187,809,840	182,734,177
Less allowance for loan losses	(1,307,954)	(1,245,018)
Loans receivable, net	186,501,886	181,489,159

Real estate owned	250,000	—
Office properties and equipment, net	13,103,902	11,515,179
Accrued interest receivable on loans	922,230	855,408
Accrued interest receivable on investment securities	33,662	66,402
Prepaid expenses and other assets	1,585,655	1,560,688
Deferred income taxes, net	258,940	280,577
Goodwill	1,648,468	1,676,446

Total assets	$221,656,445	$211,619,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$162,971,183	$157,433,544
Short-term borrowings	9,559,085	5,150,000
Long-term borrowings	34,068,152	34,261,980
Accounts payable and other liabilities	1,690,043	1,764,907
Redeemable common stock held by the ESOP, net of unearned ESOP shares	658,631	534,750

Total liabilities	208,947,094	199,145,181

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,675 issued and 1,049,835 outstanding shares at December 31, 2004 and June 30, 2004	10,537	10,537
Additional paid-in capital	4,671,305	4,653,933
Retained earnings, substantially restricted	8,058,319	7,874,017
Accumulated other comprehensive income	44,070	10,389

	12,784,231	12,548,876
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	12,709,351	12,473,996

Total liabilities and stockholders’ equity	$221,656,445	$211,619,177

See Notes to Condensed Consolidated Financial Statements.

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2004 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Six Months Ended December 31, 2004 and 2003

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Interest and dividend income:
Loans	$2,928,697	$2,547,386	$5,751,438	$5,157,418
Investment securities	49,750	62,520	105,040	117,808
Interest-bearing deposits	16,230	13,881	22,704	32,372

Total interest income	2,994,677	2,623,787	5,879,182	5,307,598

Interest expense:
Savings deposits	670,958	683,366	1,318,478	1,416,177
Short-term borrowings	57,538	613	83,880	613
Long-term borrowings	441,845	449,971	882,007	862,138

Total interest expense	1,170,341	1,133,950	2,284,365	2,278,928

Net interest income	1,824,336	1,489,837	3,594,817	3,028,670
Provision for loan losses	(293,922)	500,000	(213,922)	544,000

Net interest income after provision for loan losses	2,118,258	989,837	3,808,739	2,484,670

Noninterest income:
Insurance commissions	572,092	571,968	1,248,554	1,185,473
Other	385,372	282,789	723,677	674,292

	957,464	854,757	1,972,231	1,859,765

Noninterest expense:
Compensation and employee benefits	1,466,282	1,379,129	2,849,637	2,745,207
Occupancy and equipment	358,780	312,894	670,608	617,073
Computer processing charges	169,778	153,703	336,221	296,506
Other	754,252	631,041	1,307,391	1,237,801

	2,749,092	2,476,767	5,163,857	4,896,587

Income (loss) before income taxes	326,630	(632,173)	617,113	(552,152)
Income taxes	144,742	(225,392)	275,902	(177,580)

Net income (loss)	181,888	(406,781)	341,211	(374,572)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	5,464	(4,426)	33,681	(17,156)

Comprehensive income (loss)	$187,352	$(411,207)	$374,892	$(391,728)

Basic Earnings (loss) per share of common stock	$0.17	$(0.39)	$0.33	$(0.36)

Diluted Earnings (loss) per share of common stock	$0.17	$(0.39)	$0.33	$(0.36)

Basic weighted average shares outstanding	1,044,336	1,040,636	1,043,872	1,040,172

Diluted weighted average shares outstanding	1,045,886	1,040,636	1,044,769	1,040,172

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31, 2004 and 2003

	Six Months Ended December 31,
	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$341,211	$(374,572)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	(213,922)	544,000
Depreciation	437,922	430,876
ESOP Expense	35,890	37,296
Change in operating assets and liabilities:
Accrued interest receivable	(34,082)	30,529
Accrued interest payable	(109,227)	(34,485)
Prepaid expense and other assets	353,994	159,489
Accounts payable and other liabilities	(86,387)	(354,385)

Net cash provided by operating activities	725,399	438,748

Cash Flows from Investing Activities
Increase in Federal Home Loan Bank stock	(393,800)	—
Purchases of investments held to maturity	(285,000)	(95,000)
Proceeds from maturities of investments held to maturity	480,000	—
Purchases of securities available for sale	(1,900,000)	(2,000,000)
Proceeds from principal repayment and maturities of securities available for sale	2,065,037	3,689,260
Net originations of loans receivable	(5,278,617)	(6,996,292)
Recovery (investment) in insurance agency assets	27,978	(80,000)
Purchases of office properties and equipment	(2,091,014)	(1,779,329)
Proceeds from sale of real estate owned	80,000	22,145

Net cash used in investing activities	(7,295,416)	(7,239,216)

Cash Flows from Financing Activities
Net increase in savings deposits	5,658,389	794,198
Short-term borrowings, net	4,409,085	—
Long-term borrowings, net	(348,828)	(46,236)
Dividends paid	(51,546)	(48,800)

Net cash provided by financing activities	9,667,100	699,162

Net increase (decrease) in cash and cash equivalents	3,097,083	(6,101,306)
Cash and cash equivalents:
Beginning	7,674,052	14,072,018

Ending	$10,771,135	$7,970,712

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2004, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2005.

Certain amounts in the three and six month periods ended December 31, 2003 financial statements have been reclassified to conform to the three and six month periods ended December 31, 2004 presentation. The reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Weighted average shares outstanding	1,044,336	1,040,636	1,043,872	1,040,172
Potentially Dilutive effect of stock options	1,550	—	897	—

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,045,886	1,040,636	1,044,769	1,040,172

Note 4. Capital Securities

On December 31, 2004, the Company adopted FIN 46R which resulted in the deconsolidation of the Company’s trust preferred subsidiary, AF Capital Trust I (the “Trust”). Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust were included in borrowings (instead of trust preferred securities) and the Company’s equity interests in the trust were included in other assets. As a result, other assets and borrowings increased by $155,000. Except for accounting treatment, the relationship between the Company and the Trust has not changed. AF Capital Trust I continues to be a wholly owned trust preferred subsidiary of the Company and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

Note 5. Dividends Declared

On December 17, 2004, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of December 27, 2004 and payable on January 7, 2005. The dividends declared were accrued and reported in accounts payable and other liabilities in the December 31, 2004 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 6. Income Taxes

Income taxes resulted from applying normal, expected tax rates on income earned and on losses during the three and six months ended December 31, 2004 and 2003. The income tax expense was $144,742 for the three months ended December 31, 2004 compared to the income tax credit of $225,392 for the three months ended December 31, 2003. The income tax expense was $275,902 for the six months ended December 31, 2004 compared to the income tax credit of $177,580 for the six months ended December 31, 2003. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

Note 7. Segment Reporting

The Company has additional reportable segments, AF Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. and AF Brokerage, Inc. provide insurance and noninsured investment services respectively. Information about reportable segments and reconciliation of such information to the condensed consolidated financial statements as of the three and six month periods ended December 31, 2004 and 2003 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended December 31, 2004
Interest income	$—	$2,996	$—	$—	$(2)	$2,994
Interest expense	132	1,024	16	—	(2)	1,170

Net interest income	(132)	1,972	(16)	—	—	1,824
Provision for loan losses	—	(294)	—	—	—	(294)

Net interest income after provision	(132)	2,266	(16)	—	—	2,118
Non-interest income	—	371	585	87	(85)	958
Non-interest expense	93	2,030	608	103	(85)	2,749

Income (loss) before income taxes	(225)	607	(39)	(16)	—	327
Income taxes	(72)	237	(15)	(5)	—	145

Net income (loss)	$(153)	$370	$(24)	$(11)	$—	$182

Assets	$346	$219,184	$2,254	$200	$(328)	$221,656

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended December 31, 2003
Interest income	$—	$2,626	$—	$—	$(2)	$2,624
Interest expense	129	990	17	—	(2)	1,134

Net interest income	(129)	1,636	(17)	—	—	1,490
Provision for loan losses	—	500	—	—	—	500

Net interest income after provision	(129)	1,136	(17)	—	—	990
Non-interest income	—	297	583	50	(75)	855
Non-interest expense	123	1,779	565	85	(75)	2,477

Income (loss) before income taxes	(252)	(346)	1	(35)	—	(632)
Income taxes	(81)	(135)	1	(10)	—	(225)

Net income (loss)	$(171)	$(211)	$—	$(25)	$—	$(407)

Assets	$320	$189,338	$2,412	$294	$(435)	$191,929

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Six Months Ended December 31, 2004
Interest income	$—	$5,882	$—	$—	$(3)	$5,879
Interest expense	263	1,994	30	—	(3)	2,284

Net interest income	(263)	3,888	(30)	—	—	3,595
Provision for loan losses	—	(214)	—	—	—	(214)

Net interest income after provision	(263)	4,102	(30)	—	—	3,809
Non-interest income	—	712	1,286	148	(174)	1,972
Non-interest expense	169	3,791	1,177	201	(174)	5,164

Income (loss) before income taxes	(432)	1,023	79	(53)	—	617
Income taxes	(138)	399	31	(16)	—	276

Net income (loss)	$(294)	$624	$48	$(37)	$—	$341

Assets	$346	$219,184	$2,254	$200	$(328)	$221,656

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Six Months Ended December 31, 2003
Interest income	$—	$5,312	$—	$—	$(4)	$5,308
Interest expense	261	1,989	33	—	(4)	2,279

Net interest income	(261)	3,323	(33)	—	—	3,029
Provision for loan losses	—	544	—	—	—	544

Net interest income after provision	(261)	2,779	(33)	—	—	2,485
Non-interest income	—	697	1,203	98	(138)	1,860
Non-interest expense	236	3,515	1,124	160	(138)	4,897

Income (loss) before income taxes	(497)	(39)	46	(62)	—	(552)
Income taxes	(162)	(15)	18	(18)	—	(177)

Net income (loss)	$(335)	$(24)	$28	$(44)	$—	$(375)

Assets	$320	$189,338	$2,412	$294	$(435)	$191,929

AF FINANCIAL GROUP

Item 2.	Management’s Discussion and Analysis

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

There are a number of positive factors and recent events, which reflect our progress toward our long-term goals during the six months ended December 31, 2004:

•	An increase in net loans of $5.0 million or 2.8%;

•	Asset growth of $9.9 million or 4.7%;

•	An increase in stockholders’ equity of $235,355, or 1.9%;

•	An increase in net income of $715,783 during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003;

•	An increase in noninterest income of $112,466, or 6.1% during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003;

•	Our new Financial Center in Boone, North Carolina opened on October 4, 2004. The Financial Center combines banking, insurance and investments into one convenient highly visible location serving the Watauga County market.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 84.1% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

Net income increased $588,669 to $181,888 for the three months ended December 31, 2004 from a net loss of $406,781 for the three-month period ended December 31, 2003. Net income increased $715,783 to $341,211 for the six-month period ended December 31, 2004 from a net loss of $374,572 for the six-month period ended December 31, 2003. This change is primarily due to an increase in interest income due to the 100 basis point interest rate hike by the Federal Reserve during the six months ended December 31, 2004; from the reduction in the provision for loan losses due to a recovery of a charged off loan during the six months ended December 31, 2004; and a $112,466 increase in noninterest income during the six months ended December 31, 2004 partially offset by an increase in noninterest expense. We believe that a positive upturn in economic indicators will continue to have a positive impact on our net income. At December 31, 2004 we had approximately $65.1 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

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

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on our evaluation of the risks inherent in AF Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and AF Bank’s underwriting policies. Our methodology for assessing the ALL consists of two components, which are specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio. Although we believe we have established and maintained the ALL at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our ALL as conditions dictate.

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

Comparison of Financial Condition at December 31, 2004 and June 30, 2004:

Total assets increased by $9.9 million, or 4.7%, to $221.7 million at December 31, 2004 from $211.8 million at June 30, 2004. The increase in assets was primarily the result of an increase of $5.0 million, or 2.8%, in net loans receivable, an increase of $3.1 million in cash and cash equivalents and an increase of $1.6 million, or 13.8%, in net office properties and equipment from June 30, 2004 to December 31, 2004. The increase in net loans receivable is typical for AF Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in net office properties and equipment was primarily due to the costs to construct the new Financial Services Center in Boone, North Carolina, which opened on October 4, 2004.

Securities available for sale decreased $119,499, or 2.8%, to $4.2 million at December 31, 2004 from $4.3 million at June 30, 2004. This decrease was due to maturing investments. At

December 31, 2004, our investment portfolio had approximately $72,382 in net unrealized gains as compared to net unrealized gains of $17,064 at June 30, 2004.

Net loans increased $5.0 million, or 2.8%, to $186.5 million at December 31, 2004 from $181.5 million at June 30, 2004. The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At December 31, 2004		At June 30, 2004
	Amount	% of Total	Amount	% of Total
		(Dollars in thousands)
Mortgage loans:
One-to four-family	$98,148	52.62%	$96,024	52.90%
Multi-family	5,275	2.83%	5,728	3.16%
Non-residential	25,306	13.57%	28,958	15.96%
Land	17,728	9.51%	13,906	7.66%
Construction	13,276	7.12%	14,203	7.83%

Total mortgage loans	$159,733	85.65%	$158,819	87.51%

Other loans:
Commercial	$16,771	8.99%	$12,626	6.96%
Consumer loans	11,522	6.18%	11,512	6.34%

Total other loans	$28,293	15.17%	$24,138	13.30%

Gross loans	$188,026	100.82%	$182,957	100.81%

Less:
Unearned discounts and net deferred loan fees	$216	0.12%	$223	0.12%
Allowance for loan losses	1,308	0.70%	1,245	0.69%

	1,524	0.82%	1,468	0.81%

Loans, net	$186,502	100.00%	$181,489	100.00%

Savings deposits increased by $5.5 million, or 3.5%, from $157.4 million at June 30, 2004 to $163.0 million at December 31, 2004. We believe the increase in deposits is attributable to our continuing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings increased $4.4 million, or 85.6%, to $9.6 million at December 31, 2004 from $5.2 million at June 30, 2004. The increase in short-term borrowings was used to provide the funding for the $5.0 million increase in net loans receivable.

Total stockholders’ equity increased $235,355, or 1.9%, to $12.7 million at December 31, 2004 from $12.5 million at June 30, 2004. The increase in stockholders’ equity was the primarily the result of net income of $341,211, the increase in other comprehensive income of $33,681 and ESOP expenses of $35,890. These increases were partially offset by the increase in the value of redeemable common stock held by the ESOP of $123,881, or 23.2%, and dividends of $51,546. At December 31, 2004, AF Bank’s regulatory capital amounted to $17.6 million compared to $17.0 million at June 30, 2004, which was in excess of regulatory capital requirements at both such dates.

AF Bank’s level of non-performing loans, defined as loans past due 90 days or more, decreased to $219,670 at December 31, 2004 compared to $518,801 at June 30, 2004. The decrease is primarily the result of the Bank foreclosing on a real estate loan during the six-month period ended December 31, 2004, where the borrower lost his employment and was not able to keep his payments current. This transaction resulted in moving the amount from a delinquent loan to REO. The Bank recognized net recoveries of $276,907 during the six-month period ended December 31, 2004 compared to net charge-offs of $547,400 for the comparable period ended December 31, 2003.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Six Months Ended December 31, 2004	For the Six Months Ended December 31, 2003
	(Dollars in thousands)
Balance at beginning of year	$1,245	$1,111
Provision for loan losses	(214)	544

Charge-offs:
One- to four-family residential	(16)	(84)
Multi-family residential	—	—
Non-residential and land	—	(18)
Construction	—	—
Commercial	—	(399)
Consumer loans	(90)	(70)

Total charge-offs	(106)	(571)

Recoveries:
One- to four-family residential	13	7
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	309	—
Consumer loans	61	16

Total recoveries	383	23

Balance at end of period	$1,308	$1,107

Total loans outstanding at end of period	$188,025	$164,009

Allowance for loan losses to total loans at end of period	0.70%	0.67%

Allowance for loan losses to total non-performing assets at end of period	278.30%	319.94%

Allowance for loan losses to total non-performing loans at end of period	594.55%	344.86%

Comparison of Operating Results for the Three and Six Months Ended December 31, 2004 and 2003:

Net income for the three-month period ended December 31, 2004 increased $588,669 to $181,888 compared to a net loss of $406,781 during the same period in 2003. Net income for the six-month period ended December 31, 2004 increased $715,783 to $341,211 compared to a net loss of $374,572 for the six-month period ended December 31, 2003. The increases in net income during the three and six-month periods were attributable to an increase in interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Interest Income. Interest income increased by $370,890, or 14.1%, from $2,623,787 for the three-month period ended December 31, 2003 to $2,994,677 for the three-month period ended December 31, 2004. Interest income increased by $571,584, or 10.8%, from $5,307,598 for the six-month period ended December 31, 2003 to $5,879,182 for the six-month period ended December 31, 2004. Interest income from loans increased $381,311, or 15.0%, from $2,547,386 for the three-month period ended December 31, 2003 to $2,928,697 for the three-month period ended December 31, 2004. Interest income from loans increased $594,020, or 11.5%, from $5,157,418 for the six-month period ended December 31, 2003 to $5,751,438 for the six-month period ended December 31, 2004. The increase in interest income from loans for the three and six month periods was attributable to an increase in volume of outstanding loan balances and by the increase in the weighted average rate on portfolio loans. Net loans increased $24.0 million from $164.0 million at December 31, 2003 to $188.0 million at December 31, 2004. The weighted average rate on portfolio loans increased .10% from 6.03% at December 31, 2003 to 6.13% at December 31, 2004.

Interest Expense. Interest expense increased by $36,391, or 3.2%, to $1,170,341 for the three-month period ended December 31, 2004 from $1,133,950 for the three months ended December 31, 2003. Interest expense increased by $5,437, or 0.2%, to $2,284,365 for the six-month period ended December 31, 2004 from $2,278,928 for the six months ended December 31, 2003. Interest expense on savings deposits decreased $12,408 from $683,366 for the three months ended December 31, 2003 to $670,958 for the three months ended December 31, 2004. Interest expense on savings deposits decreased $97,699 from $1,416,177 for the six months ended December 31, 2003 to $1,318,478 for the six months ended December 31, 2004. These decreases were primarily attributable to the decrease of the weighted average rate paid on deposits from 1.73% at December 31, 2003 to 1.69% at December 31, 2004. The decreases in interest expense on savings deposits were partially offset by the increase in interest expense on short-term borrowings. Interest expense on short-term borrowings increased $56,925 from $613 for the three months ended December 31, 2003 to $57,538 for the three months ended December 31, 2004. Interest expense on short-term deposits increased $83,267 from $613 for the six months ended December 31, 2003 to $83,880 for the six months ended December 31, 2004. The increase in interest expense on short-term deposits is the result of the $4.0 million increase in Federal Home Loan Bank (“FHLB”) advances during the six months ended December 31, 2004. These advances were used to fund loan demand.

Net Interest Income. Net interest income increased by $334,499, or 22.5%, from $1,489,837 for the three-month period ended December 31, 2003 to $1,824,336 for the three-month period ended December 31, 2004. Net interest income increased by $566,147, or 18.7%, from $3,028,670 for the six-month period ended December 31, 2003 to $3,594,817 for the six-month period ended December 31, 2004. The increase in net interest income is the result of a drop in the weighted average rate paid for deposits and the increase in outstanding loan balances, partially offset by the increase in FHLB borrowings. In a rising rate environment, we have the ability to make immediate rate adjustments which allows us to increase loan rates at a more rapid speed than the increase in funding costs. We believe that a positive upturn in economic indicators will have a positive impact on our net income. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. We reversed provisions in the amount of $293,922 from the allowance for loan losses during the three-month period ended December 31, 2004, compared to a $500,000 provision for loan losses made during the three-month period ended December 31, 2003. We reversed provisions in the amount of $213,922 from the allowance for loan losses during the six-month period ended December 31, 2004, compared to a $544,000 provision for loan losses made during the six-month period ended December 31, 2003. Provisions for loan losses, which are charged to operations and resulting loan loss allowances, are amounts that the we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The evaluation to increase or decrease the provisions for loan losses and resulting allowances is based both on prior loan loss experience and other factors, such as changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions.

During the six-month period ended December 31, 2004 we had net recoveries of $276,907 primarily due to a $309,080 recovery from a commercial loan that was previously charged off. We reversed provisions for loan loss allowances during the three and six month period ended December 31, 2004 based upon an analysis of the quality of our loan portfolio. While future loan loss provision requirements are uncertain, management believes that similar recoveries are unlikely. At December 31, 2004, our level of allowance for loan losses amounted to $1,307,954, or 0.70% of total loans, as compared to $1,107,285 of allowance for loan losses, or 0.67% of total loans at December 31, 2003, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $102,707, or 12.0%, from $854,757 for the three-month period ended December 31, 2003 to $957,464 for the three months ended December 31, 2004. Noninterest income increased by $112,466, or 6.1%, from $1,859,765 for the six-month period ended December 31, 2003 to $1,972,231 for the six months ended December 31, 2004. The changes in noninterest income during the three and six month period ended December 31, 2004 were primarily attributable to increases in insurance commissions and in transaction fees on deposit accounts. The increase in insurance commissions is primarily due to an increase in number of sales due to increased emphasis on training and monitoring the sales activities of insurance producers. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts. These trends are expected to continue to produce growth in non-interest income.

Non-Interest Expense. Non-interest expense increased by $272,325, or 11.0%, from $2,476,767 for the three months ended December 31, 2003 to $2,749,092 for the three months ended December 31, 2004. Non-interest expense increased by $267,270, or 5.5%, from $4,896,587 for the six months ended December 31, 2003 to $5,163,857 for the six months ended December 31, 2004. The increase in non-interest expense for the three and six month period ended December 31, 2004 is primarily attributable to an increase in professional services expense due to attorney fees associated with a personnel issue and an increase in expenses on real estate owned. While future increases in attorney fees and expenses on real estate owned are uncertain, management believes that similar expenses are unlikely.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At December 31, 2004, we had borrowings of $37.1 million from the FHLB. The Bank also maintains borrowing agreements with the Federal Reserve Bank of Richmond, VA.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $58.7 million at December 31, 2004. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of December 31, 2004, cash and cash equivalents, a significant source of liquidity, totaled $10.8 million. The Office of Thrift Supervision regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the three and six months ended December 31, 2004 and 2003. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

(a) Not applicable

(b) Not applicable

(c) During the three and six month periods ended December 31, 2004, the Company did not repurchase any of its common stock. The Company does not have a stock repurchase program in place at the present time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (“Meeting”) on November 1, 2004. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.	Election of three candidates to the Board of Directors, each to serve for a term of three years.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-Votes
Jimmy D. Reeves	936,004	1,730	112,101
Jerry L. Roten	936,034	1,700	112,101
Michael M. Sherman	935,934	1,800	112,101

The following seven directors were not up for reelection, however, they remain on the board to serve their existing term: Wayne R. Burgess, Jan R. Caddell Kenneth R. Greene, Claudia L. Kelley, Donald R. Moore, Robert E. Washburn and John D. Weaver.

2.	Ratification of the appointment of Dixon Hughes PLLC as independent auditors for fiscal year ending June 30, 2005.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstained	Broker Non-Votes
937,684	0	50	112,101

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 6.	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”)).

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employment Agreement between AF Bank and James A. Todd dated November 18, 2002 (Incorporated by reference to Exhibit 10.1 of the 2003 Form 10-KSB).

10.2	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.2 of the 2003 Form 10-KSB).

10.3	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 1998 (the “1998 Form 10-KSB”).

10.4	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.5	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).
10.6	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.7	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.8	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.9	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.10	Employment Agreement between AF Financial Group and James A. Todd dated November 18, 2002 (Incorporated by reference to Exhibit 10.11 of the 2003 Form 10-KSB).

10.11	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.13 of the 2003 Form 10-KSB).

10.12	Settlement Agreement dated September 24, 2004 by and between James A. Todd and AF Financial Group (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, as filed with the SEC on September 24, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated February 14, 2005	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer