Form 10QSB
period 2005-03-31
AF FINANCIAL GROUP
filed 2005-05-16
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No: 0-24479

AF Financial Group

(Exact name of small business issuer as specified in its charter)

Federally Chartered	56-2098545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 East Ashe Street

West Jefferson, North Carolina 28694

(Address of principal executive offices)

(336) 246-4344

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 30, 2005 there were 1,049,835 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of March 31, 2005 and June 30, 2004

	March 31, 2005	June 30, 2004
	(Unaudited)	(*)
ASSETS
Cash and cash equivalents:
Interest-bearing deposits	$2,442,296	$2,498,878
Noninterest-bearing deposits	6,092,564	5,175,174
Securities held to maturity	392,787	529,000
Securities available for sale	4,061,684	4,315,066
Federal Home Loan Bank stock	1,884,800	1,657,200

Loans	186,985,936	182,734,177
Less allowance for loan losses	(1,414,936)	(1,245,018)

Loans receivable, net	185,571,000	181,489,159
Real estate owned	240,000	—
Office properties and equipment, net	12,972,658	11,515,179
Accrued interest receivable on loans	848,079	855,408
Accrued interest receivable on investment securities	61,405	66,402
Prepaid expenses and other assets	1,638,094	1,560,688
Deferred income taxes, net	278,093	280,577
Goodwill	1,648,468	1,676,446

Total assets	$218,131,928	$211,619,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$164,183,961	$157,433,544
Short-term borrowings	1,589,497	5,150,000
Long-term borrowings	37,036,997	34,261,980
Accounts payable and other liabilities	1,859,187	1,764,907
Redeemable common stock held by the ESOP, net of unearned ESOP shares	607,016	534,750

Total liabilities	205,276,658	199,145,181

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,675 issued and 1,049,835 outstanding shares at March 31, 2005 and June 30, 2004	10,537	10,537
Additional paid-in capital	4,679,630	4,653,933
Retained earnings, substantially restricted	8,225,727	7,874,017
Accumulated other comprehensive income	14,256	10,389

	12,930,150	12,548,876
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	12,855,270	12,473,996

Total liabilities and stockholders’ equity	$218,131,928	$211,619,177

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2004 has been derived from audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Nine Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Interest and dividend income:
Loans	$2,889,065	$2,577,821	$8,640,503	$7,735,239
Investment securities	66,707	50,117	171,747	167,925
Interest-bearing deposits	18,908	5,194	41,612	37,566

Total interest income	2,974,680	2,633,132	8,853,862	7,940,730

Interest expense:
Savings deposits	703,815	649,244	2,022,293	2,065,421
Short-term borrowings	43,158	1,351	127,038	1,964
Long-term borrowings	458,542	405,004	1,340,549	1,267,142

Total interest expense	1,205,515	1,055,599	3,489,880	3,334,527

Net interest income	1,769,165	1,577,533	5,363,982	4,606,203
Provision for loan losses	85,000	—	(128,922)	544,000

Net interest income after provision for loan losses	1,684,165	1,577,533	5,492,904	4,062,203

Noninterest income:
Insurance commissions	679,017	585,693	1,927,571	1,771,166
Other	364,581	300,061	1,088,258	857,556

	1,043,598	885,754	3,015,829	2,628,722

Noninterest expense:
Compensation and employee benefits	1,397,873	1,377,132	4,247,510	4,122,339
Occupancy and equipment	337,878	329,245	1,008,486	946,318
Computer processing charges	167,710	157,553	503,931	454,059
Other	593,418	527,884	1,900,809	1,648,888

	2,496,879	2,391,814	7,660,736	7,171,604

Income (loss) before income taxes	230,884	71,473	847,997	(480,679)
Income taxes	98,578	48,617	374,480	(128,963)

Net income (loss)	132,306	22,856	473,517	(351,716)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(29,814)	9,193	3,867	(7,963)

Comprehensive income (loss)	$102,492	$32,049	$477,384	$(359,679)

Basic earnings (loss) per share of common stock	$0.13	$0.02	$0.45	$(0.34)

Diluted earnings (loss) per share of common stock	$0.13	$0.02	$0.45	$(0.34)

Basic weighted average shares outstanding	1,045,260	1,041,560	1,044,328	1,040,628

Diluted weighted average shares outstanding	1,046,858	1,044,342	1,045,214	1,040,628

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended March 31, 2005 and 2004

	Nine Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$473,517	$(351,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(128,922)	544,000
Depreciation	691,785	655,075
ESOP expense	53,475	56,128
Change in operating assets and liabilities:
Accrued interest receivable	12,326	18,099
Accrued interest payable	(204,326)	(131,566)
Prepaid expense and other assets	316,025	(30,277)
Accounts payable and other liabilities	212,984	141,619

Net cash provided by operating activities	1,426,864	901,362

Cash Flows from Investing Activities
Increase in Federal Home Loan Bank stock	(227,600)	(275,000)
Purchases of investments held to maturity	(438,787)	(380,000)
Proceeds from maturities of investments held to maturity	575,000	95,000
Purchases of securities available for sale	(1,900,000)	(2,000,000)
Proceeds from principal repayment and maturities of securities available for sale	2,146,908	4,383,994
Net originations of loans receivable	(4,432,731)	(16,415,153)
Recovery (investment) in insurance agency assets	27,978	(80,000)
Purchases of office properties and equipment	(2,215,058)	(2,540,151)
Proceeds from sale of real estate owned	80,000	47,145

Net cash used in investing activities	(6,384,290)	(17,164,165)

Cash Flows from Financing Activities
Net increase in savings deposits	6,836,039	5,345,663
Short-term borrowings, net	(3,560,503)	5,500,000
Long-term borrowings, net	2,620,017	(74,141)
Dividends paid	(77,319)	(73,123)

Net cash provided by financing activities	5,818,234	10,698,399

Net increase (decrease) in cash and cash equivalents	860,808	(5,564,404)
Cash and cash equivalents:
Beginning	7,674,052	14,072,018

Ending	$8,534,860	$8,507,614

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2004, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2005.

Certain amounts in the three and nine month periods ended March 31, 2004 financial statements have been reclassified to conform to the three and nine month periods ended March 31, 2005 presentation. The reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Weighted average shares outstanding	1,045,260	1,041,560	1,044,328	1,040,628
Potentially dilutive effect of stock options	1,598	2,782	886	—

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,046,858	1,044,342	1,045,214	1,040,628

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

Note 5. Dividends Declared

On March 24, 2005, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of April 4, 2005 and payable on April 11, 2005. The dividends declared were accrued and reported in accounts payable and other liabilities in the March 31, 2005 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 6. Income Taxes

Income taxes resulted from applying normal, expected tax rates on income earned and on losses during the three and nine months ended March 31, 2005 and 2004. The income tax expense was $98,578 for the three months ended March 31, 2005 compared to the income tax expense of $48,617 for the three months ended March 31, 2004. The income tax expense was $374,480 for the nine months ended March 31, 2005 compared to the income tax credit of $128,963 for the nine months ended March 31, 2004. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

Note 7. Segment Reporting

The Company has additional reportable segments, AF Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. and AF Brokerage, Inc. provide insurance and noninsured investment services respectively. Information about reportable segments and reconciliation of such information to the condensed consolidated financial statements as of the three and nine month periods ended March 31, 2005 and 2004 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended March 31, 2005
Interest income	$—	$2,976	$—	$—	$(1)	$2,975

Interest expense	125	1,070	11	—	(1)	1,205

Net interest income	(125)	1,906	(11)	—	—	1,770
Provision for loan losses	—	85	—	—	—	85

Net interest income after provision	(125)	1,821	(11)	—	—	1,685
Non-interest income	—	353	685	90	(85)	1,043
Non-interest expense	74	1,772	642	94	(85)	2,497

Income (loss) before income taxes	(199)	402	32	(4)	—	231
Income taxes	(69)	156	13	(1)	—	99

Net income (loss)	$(130)	$246	$19	$(3)	$—	$132

Assets	$360	$215,731	$2,228	$197	$(384)	$218,132

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended March 31, 2004
Interest income	$—	$2,635	$—	$—	$(2)	$2,633

Interest expense	126	916	15	—	(2)	1,055

Net interest income	(126)	1,719	(15)	—	—	1,578
Provision for loan losses	—	—	—	—	—	—

Net interest income after provision	(126)	1,719	(15)	—	—	1,578
Non-interest income	—	325	600	38	(77)	886
Non-interest expense	106	1,711	577	75	(77)	2,392

Income (loss) before income taxes	(232)	333	8	(37)	—	72
Income taxes	(75)	131	3	(10)	—	49

Net income (loss)	$(157)	$202	$5	$(27)	$—	$23

Assets	$303	$199,852	$2,412	$186	$(360)	$202,378

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Nine Months Ended March 31, 2005
Interest income	$—	$8,858	$—	$1	$(5)	$8,854

Interest expense	388	3,065	42	—	(5)	3,490

Net interest income	(388)	5,793	(42)	1	—	5,364
Provision for loan losses	—	(129)	—	—	—	(129)

Net interest income after provision	(388)	5,922	(42)	1	—	5,493
Non-interest income	—	1,066	1,971	238	(259)	3,016
Non-interest expense	243	5,563	1,819	295	(259)	7,661

Income (loss) before
income taxes	(631)	1,425	110	(56)	—	848
Income taxes	(207)	555	42	(16)	—	374

Net income (loss)	$(424)	$870	$68	$(40)	$—	$474

Assets	$360	$215,731	$2,228	$197	$(384)	$218,132

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Nine Months Ended March 31, 2004
Interest income	$—	$7,947	$—	$—	$(6)	$7,941

Interest expense	387	2,906	48	—	(6)	3,335

Net interest income	(387)	5,041	(48)	—	—	4,606
Provision for loan losses	—	544	—	—	—	544

Net interest income after provision	(387)	4,497	(48)	—	—	4,062
Non-interest income	—	906	1,803	136	(216)	2,629
Non-interest expense	342	5,110	1,701	235	(216)	7,172

Income (loss) before income taxes	(729)	293	54	(99)	—	(481)
Income taxes	(237)	115	21	(28)	—	(129)

Net income (loss)	$(492)	$178	$33	$(71)	$—	$(352)

Assets	$303	$199,852	$2,412	$186	$(360)	$202,378

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

The Board of Directors of AF Financial Group has approved a plan to dissolve our broker/dealer subsidiary, AF Brokerage, Inc., during the fourth quarter of the current fiscal year. We will continue to offer a full array of uninsured investment products through a third party relationship that AF Bank has entered into with LaSalle Street Securities. This new structure will allow us to provide the same level of products and service to our customers while reducing expenses associated with maintaining an independent broker/dealer registration.

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

There are a number of positive factors and recent events, which reflect our progress toward our long-term goals during the nine months ended March 31, 2005:

•	An increase in net loans of $4.1 million or 2.3%;

•	An increase in savings deposits of $6.8 million or 4.3%

•	Asset growth of $6.5 million or 3.1%;

•	An increase in stockholders’ equity of $381,274, or 3.1%;

•	An increase in net income of $825,233 during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004;

•	An increase in noninterest income of $387,107, or 14.7% during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004;

•	Our new Financial Center in Boone, North Carolina opened on October 4, 2004. The Financial Center combines banking, insurance and investments into one convenient highly visible location serving the Watauga County market.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 85.1% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

Net income increased $109,450 to $132,306 for the three months ended March 31, 2005 from $22,856 for the three-month period ended March 31, 2004. Net income increased $825,233 to $473,517 for the nine-month period ended March 31, 2005 from a net loss of $351,716 for the nine-month period ended March 31, 2004. This change is primarily due to an increase in interest income due to the 150 basis point interest rate hike by the Federal Reserve during the nine months ended March 31, 2005 and from the reduction in the provision for loan losses due to a recovery of a charged off loan during the nine months ended March 31, 2005. We believe that a positive upturn in economic indicators will continue to have a positive impact on our net income. At March 31, 2005 we had approximately $64.0 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

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

Comparison of Financial Condition at March 31, 2005 and June 30, 2004:

Total assets increased by $6.5 million, or 3.1%, to $218.1 million at March 31, 2005 from $211.6 million at June 30, 2004. The increase in assets was primarily the result of an increase of $4.1 million, or 2.3%, in net loans receivable, an increase of $1.5 million, or 12.7%, in net office properties and equipment and an increase of $860,808, or 11.2%, in cash and cash equivalents and from June 30, 2004 to March 31, 2005. The increase in net loans receivable is typical for AF Bank, which operates in lending markets that have had sustained loan demand over the last several years. The increase in net office properties and equipment was primarily due to the costs to construct the new Financial Services Center in Boone, North Carolina, which opened on October 4, 2004.

Securities available for sale decreased $253,382, or 5.9%, to $4.1 million at March 31, 2005 from $4.3 million at June 30, 2004. This decrease was due to maturing investments. At March 31, 2005, our investment portfolio had approximately $23,415 in net unrealized gains as compared to net unrealized gains of $17,064 at June 30, 2004.

As mentioned above, net loans increased $4.1 million, or 2.3%, to $185.6 million at March 31, 2005 from $181.5 million at June 30, 2004. The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At March 31, 2005		At June 30, 2004
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$98,104	52.86%	$96,024	52.90%
Multi-family	5,194	2.80%	5,728	3.16%
Non-residential	26,332	14.19%	28,958	15.96%
Land	18,775	10.12%	13,906	7.66%
Construction	12,696	6.84%	14,203	7.83%

Total mortgage loans	$161,101	86.81%	$158,819	87.51%

Other loans:
Commercial	$14,807	7.98%	$12,626	6.96%
Consumer loans	11,297	6.09%	11,512	6.34%

Total other loans	$26,104	14.07%	$24,138	13.30%

Gross loans	$187,205	100.88%	$182,957	100.81%

Less:
Unearned discounts and net deferred loan fees	$219	0.12%	$223	0.12%
Allowance for loan losses	1,415	0.76%	1,245	0.69%

	1,634	0.88%	1,468	0.81%

Loans, net	$185,571	100.00%	$181,489	100.00%

Savings deposits increased by $6.8 million, or 4.3%, from $157.4 million at June 30, 2004 to $164.2 million at March 31, 2005. We believe the increase in deposits is attributable to our continuing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings decreased $3.6 million, or 69.1%, to $1.6 million at March 31, 2005 from $5.2 million at June 30, 2004. Long-term borrowings increased $2.8 million, or 8.1%, to $37.0 million at March 31, 2005 from $34.3 million at June 30, 2004. The shift from short-term to long-term borrowings was due to extending the maturity of a portion of the borrowings in order to obtain an interest rate that was lower than what was available under short-term borrowing structures.

Total stockholders’ equity increased $381,274, or 3.1%, to $12.9 million at March 31, 2005 from $12.5 million at June 30, 2004. The increase in stockholders’ equity was the primarily the result of net income of $473,517, the increase in other comprehensive income of $3,867 and ESOP expenses of $53,475. These increases were partially offset by the increase in the value of redeemable common stock held by the ESOP of $72,266, or 13.5%, and dividends of $77,319. At March 31, 2005, AF Bank’s regulatory capital amounted to $17.5 million compared to $17.0 million at June 30, 2004, which was in excess of regulatory capital requirements at both such dates.

AF Bank’s level of non-performing loans, defined as loans past due 90 days or more, decreased to $366,930 at March 31, 2005 compared to $518,801 at June 30, 2004. The decrease is primarily the result of the Bank foreclosing on a real estate loan during the nine-month period ended March 31, 2005, where the borrower lost his employment and was not able to keep his payments current. This transaction resulted in moving the amount from a delinquent loan to REO. The Bank recognized net recoveries of $298,840 during the nine-month period ended March 31, 2005 compared to net charge-offs of $513,059 for the comparable period ended March  31, 2004.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Nine Months Ended March 31, 2005	For the Nine Months Ended March 31, 2004
	(Dollars in thousands)
Balance at beginning of year	$1,245	$1,111
Provision for loan losses	(129)	544

Charge-offs:
One-to four-family residential	(16)	(84)
Multi-family residential	—	—
Non-residential and land	—	(18)
Construction	—	—
Commercial	—	(399)
Consumer loans	(110)	(71)

Total charge-offs	(126)	(572)

Recoveries:
One-to four-family residential	13	37
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	342	—
Consumer loans	70	22

Total recoveries	425	59

Balance at end of period	$1,415	$1,142

Total loans outstanding at end of period	$187,205	$173,460

Allowance for loan losses to total loans at end of period	0.76%	0.66%

Allowance for loan losses to total non-performing assets at end of period	233.13%	581.41%

Allowance for loan losses to total non-performing loans at end of period	385.61%	581.41%

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2005 and 2004:

Net income for the three-month period ended March 31, 2005 increased $109,450 to $132,306 compared to net income of $22,856 during the same period in 2004. Net income for the nine-month period ended March 31, 2005 increased $825,233 to $473,517 compared to a net loss of $351,716 for the nine-month period ended March 31, 2004. The increase in net income during the three month period was attributable to an increase in interest income and noninterest income partially offset by an increase in noninterest expense and an increase in the provision for loan losses. The increase in net income during the nine month period was attributable to an increase in interest income and noninterest income and a decrease in the provision for loan losses partially offset by an increase in noninterest expense.

Interest Income. Interest income increased by $341,548, or 13.0%, from $2,633,132 for the three-month period ended March 31, 2004 to $2,974,680 for the three-month period ended March 31, 2005. Interest income increased by $913,132, or 11.5%, from $7,940,730 for the nine-month period ended March 31, 2004 to $8,853,862 for the nine-month period ended March 31, 2005. Interest income from loans increased $311,244, or 12.1%, from $2,577,821 for the three-month period ended March 31, 2004 to $2,889,065 for the three-month period ended March 31, 2005. Interest income from loans increased $905,264, or 11.7%, from $7,735,239 for the nine-month period ended March 31, 2004 to $8,640,503 for the nine-month period ended March 31, 2005. The increase in interest income from loans for the three and nine month periods was attributable to an increase in volume of outstanding loan balances and by the increase in the weighted average rate on portfolio loans. Total loans increased $13.7 million from $173.5 million at March 31, 2004 to $187.2 million at March 31, 2005. The weighted average rate on portfolio loans increased .33% from 5.94% at March 31, 2004 to 6.27% at March 31, 2005, primarily due to the 150 basis point interest rate hike by the Federal Reserve during the nine months ended March 31, 2005.

Interest Expense. Interest expense increased by $149,916, or 14.2%, to $1,205,515 for the three-month period ended March 31, 2005 from $1,055,599 for the three months ended March 31, 2004. Interest expense increased by $155,353, or 4.7%, to $3,489,880 for the nine-month period ended March 31, 2005 from $3,334,527 for the nine months ended March 31, 2004. Interest expense on savings deposits increased $54,571 from $649,244 for the three months ended March 31, 2004 to $703,815 for the three months ended March 31, 2005. This increase was primarily attributable to the increase in savings deposits and by the increase of the weighted average rate paid on deposits. Savings deposits increased $9.3 million from $154.9 million at March 31, 2004 to $164.2 million at March 31, 2005. The weighted average rate paid on saving deposits increased .13% from 1.67% at March 31, 2004 to 1.80% at March 31, 2005. Interest expense on savings deposits decreased $43,128 from $2,065,421 for the nine months ended March 31, 2004 to $2,022,293 for the nine months ended March 31, 2005. Although, as mentioned above, the weighted average rate paid on deposits increased .13% during the twelve-month period ended March 31, 2005, most of the increase was during the three month period ended March 31, 2005; therefore, the average weighted average rate paid on deposits was lower during the twelve months ended March 31, 2005 than during the same time period in 2004. This change resulted in the decrease in interest expense during the nine-month period ended March 31, 2005.

The increase in interest expense for the three and nine month periods was also due to increases in interest expense on short-term and long-term borrowings. Interest expense on short-term borrowings increased $41,807 from $1,351 for the three months ended March 31, 2004 to $43,158 for the three months ended March 31, 2005. Interest expense on short-term deposits increased $125,074 from $1,964 for the nine months ended March 31, 2004 to $127,038 for the nine months ended March 31, 2005. Interest expense on long-term borrowings increased $53,538 from $405,004 for the three months ended March 31, 2004 to $458,542 for the three months ended March 31, 2005. Interest expense on long-term borrowings increased $73,407 from $1,267,142 for the nine-month period ended March 31, 2004 to $1,340,549 for the nine-month period ended March 31, 2005. The increase in interest expense on short and long term borrowings is the result of the average balance increase in Federal Home Loan Bank (“FHLB”) advances during the three and nine months ended March 31, 2005. These advances were used to fund loan demand.

Net Interest Income. Net interest income increased by $191,632, or 12.2%, from $1,577,533 for the three-month period ended March 31, 2004 to $1,769,165 for the three-month period ended March 31, 2005. Net interest income increased by $757,779, or 16.5%, from $4,606,203 for the nine-month period ended March 31, 2004 to $5,363,982 for the nine-month period ended March 31, 2005. The increase in net interest income is the result of the increase in outstanding loan balances and the increase in the weighted average interest rate earned on the loan portfolio, partially offset by the increase in interest expense as discussed above. In a rising rate environment, we have the ability to make immediate rate adjustments on our loans priced at prime or a margin thereto, which allows us to increase loan rates at a more rapid speed than the increase in funding costs. We believe that a positive upturn in economic indicators will have a positive impact on our net income. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses.

All loans in the portfolio are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payment when due. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

We made a $85,000 provision to the allowance for loan losses during the three-month period ended March 31, 2005, compared no provision for loan losses made during the three-month period ended March 31, 2004. We reversed provisions in the amount of $128,922 from the allowance for loan losses during the nine-month period ended March 31, 2005, compared to a $544,000 provision for loan losses made during the nine-month period ended March 31, 2004.

During the nine-month period ended March 31, 2005 we had net recoveries of $298,840 primarily due to a $309,080 recovery from a commercial loan that was previously charged off. We reversed provisions for loan loss allowances during the nine month period ended March 31, 2005 based upon an analysis of the quality of our loan portfolio and the aforementioned recovery. While future loan loss provision requirements are uncertain, management believes that similar recoveries are unlikely. At March 31, 2005, our level of allowance for loan losses amounted to $1,414,936, or 0.76% of total loans, as compared to $1,141,625 of allowance for loan losses, or 0.66% of total loans at March 31, 2004, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $157,844, or 17.8%, from $885,754 for the three-month period ended March 31, 2004 to $1,043,598 for the three months ended March 31, 2005. Noninterest income increased by $387,107, or 14.7%, from $2,628,722 for the nine-month period ended March 31, 2004 to $3,015,829 for the nine months ended March 31, 2005. The changes in noninterest income during the three and nine month period ended March 31, 2005 were primarily attributable to increases in insurance commissions and in transaction fees on deposit accounts. The increase in insurance commissions is primarily due to an increase in number of sales due to increased emphasis on training and monitoring the sales activities of insurance producers. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts. These trends are expected to continue to produce growth in non-interest income.

Non-Interest Expense. Non-interest expense increased by $105,065, or 4.4%, from $2,391,814 for the three months ended March 31, 2004 to $2,496,879 for the three months ended March 31, 2005. Non-interest expense increased by $489,132, or 6.8%, from $7,171,604 for the nine months ended March 31, 2004 to $7,660,736 for the nine months ended March 31, 2005. The increase in non-interest expense for the three month period ended March 31, 2005 is primarily attributable to an increase in expenses on real estate owned and an increase in compensation and employee benefits. Compensation and employee benefits increased during the three and nine month period primarily due to an increase in commissions paid to employees whose pay is based on a percentage of insurance and brokerage commissions that the Company earns. Insurance commissions increased $93,324 for the three months ended March 31, 2005 and increased $156,405 during the nine months ended March 31, 2005. The increase in non-interest expense for the nine month period ended March 31, 2005 is primarily attributable to an increase in professional services expense due to attorney fees associated with a personnel issue and an increase in expenses on real estate owned. While future increases in attorney fees and expenses on real estate owned are uncertain, management believes that similar expenses are unlikely.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At March 31, 2005, we had borrowings of $32.1 million from the FHLB. The Bank also maintains borrowing agreements with the Federal Reserve Bank of Richmond, VA.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in one year or less totaled $62.3 million at March 31, 2005. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of March 31, 2005, cash and cash equivalents, a significant source of liquidity, totaled $8.5 million. The Office of Thrift Supervision regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements.

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

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the three and nine months ended March 31, 2005 and 2004. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) During the three and nine month periods ended March 31, 2005, the Company did not repurchase any of its common stock. The Company does not have a stock repurchase program in place at the present time.

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

AF Financial Group

Dated May 13, 2005	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President,
Secretary, Treasurer