Form 10KSB
period 2005-06-30
AF FINANCIAL GROUP
filed 2005-09-26
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Common Stock, par value $0.01 per share

Title of Class

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB, or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The revenues for the issuer’s fiscal year ended June 30, 2005 are $15,960,626.

The issuer had 1,049,835 shares of common stock outstanding as of August 31, 2005. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2005 was $8,815,170.

Documents Incorporated by Reference.

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

AF Financial Group (the “Company”) is a federally chartered thrift holding company which owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and AF Capital Trust I (a Delaware business trust). The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. The Bank is a federally chartered stock savings bank which was chartered in 1939 and the historical operations of AF Bank have been to provide fixed rate loans for the residents of Ashe County, North Carolina. Over the past several years, we have expanded our market area to include Alleghany, Caldwell, Surry, Watauga and Wilkes counties and have diversified our product lines by engaging in non-residential mortgage and non-mortgage lending and offering insurance and uninsured investment products. In July 1997, we started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina.

During the fourth quarter of the 2005 fiscal year, AF Financial Group dissolved the broker/dealer subsidiary, AF Brokerage, Inc. We continue to offer the same level of service through a third party relationship that AF Bank has entered into with LaSalle Street Securities. This new structure allows us to offer a full array of investment products, including fixed-rate and variable annuities and mutual funds while reducing expenses associated with maintaining an independent broker/dealer registration. This new third party relationship operates as a division of AF Bank under the name AF Investments.

At June 30, 2005, we had total assets of $214.1 million, net loans of $181.2 million, deposits of $164.0 million and stockholders’ equity of $13.0 million. We realized net income of $648,777 for the year ended June 30, 2005 compared to a net loss of $308,254 for the year ended June 30, 2004. The Company’s operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions, and the cost of interest-bearing savings deposits and other borrowings. The primary interest-earning asset of the Company is its mortgage loan portfolio, representing 85.5% of total loans with approximately 54.5% of portfolio mortgage loans at fixed rates as of June 30, 2005. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve Board (“FRB”). This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of changing rates to the Bank’s earnings and to the new market value of its assets and liabilities. Historically, mortgage lenders have made loans and funded those loans with core and short-term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. We have reduced our exposure to rising rates by limiting the term or the time to reprice of loans that we retain in our portfolio. Generally, the Bank sells mortgage loans with terms exceeding 15 years unless the loan documents permit us to re-price the loan at an interval of ten years or less. Non-mortgage loans have rates that allow for adjustment as the prime rate changes, where possible, and where non-mortgage loans are made with fixed terms, the terms typically do not exceed five years.

We also offer consumer loans, including automobile and home improvement loans. At June 30, 2005, consumer loans constituted approximately 5.8% of portfolio loans. In addition, we offer commercial loans to businesses in Ashe, Alleghany and Watauga counties and to areas adjacent to those counties. Commercial loans generally have rates based on the prime rate of interest that more closely reflects prevailing market interest rates than do fixed rate products or other rate indices. Consumer and commercial loans also generally have shorter terms and greater interest rate sensitivity than mortgage loans. Funding for loan originations has been provided by marketing savings and checking accounts, competitively pricing certificates of deposit, and borrowing from the Federal Home Loan Bank of Atlanta (“FHLB”). Deposits increased $6.5 million as the result of normal business activities and FHLB advances decreased $5.0 million during the year ended June 30, 2005.

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

The Company receives fee income primarily from loan origination fees; late loan payments fees; commissions from the sale of credit life; accident and health insurance; deposit transaction fees; insurance commissions generated from AF Insurance Services, Inc.; commission income generated from AF Investments; and from payment for other services provided to customers by the Company.

Major non-interest costs to the Company include compensation and benefits; occupancy and equipment; information technology costs; and provision for loan losses. Other external factors that affect the operating results of the Company include changes in government and accounting regulations and changes in the competitive dynamics within the Company’s market area.

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

Market Area and Competition

Our market area for deposit gathering and lending is concentrated in Alleghany, Ashe and Watauga Counties, North Carolina and to areas adjacent to those counties. Headquartered in West Jefferson, North Carolina, AF Insurance Services, Inc., has branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina. AF Investments, a division of AF Bank, serves Ashe, Alleghany, Wilkes and Watauga counties in North Carolina.

The Company has substantial competition for each of the deposits it accepts, the loans it makes and for insurance and investment services. In the Bank’s three county market area (Alleghany, Ashe and Watauga) there are fifteen banks and thrifts, including the four largest banks in North Carolina. AF Bank has the fourth largest deposit base in its combined three county market area with a 12.35% market share. In our home market of Ashe County, we believe that we have the second largest deposit base with market share of 27.95%, just slightly behind the leader. We compete for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. Insurance and investment sales are service oriented as well as price sensitive. We, like our competitors, are affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities’ actions. Changes in the ratio of demand for loans relative to the availability of credit may attract additional competition from financial institutions which may have greater resources than our Company, but which have not generally engaged in lending activities in our market area in the past and from credit unions that can expand into our market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See”—Regulation.”

Lending Activities

Loan Portfolio Composition. The Company’s loan portfolio consists primarily of mortgage loans. The Company also makes consumer and commercial loans.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the FRB, and legislative tax policies.

The following table sets forth the composition of the Company’s mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$96,368	53.17%	$94,691	52.56%	$88,725	56.78%	$80,952	56.39%	$73,821	59.21%
Multi-family	4,171	2.30%	5,728	3.18%	6,226	3.98%	6,142	4.28%	3,507	2.81%
Non-residential	27,154	14.98%	28,958	16.07%	18,873	12.08%	15,196	10.59%	8,525	6.84%
Land	17,155	9.47%	13,906	7.72%	7,961	5.11%	8,008	5.58%	8,298	6.66%
Construction	11,416	6.30%	14,203	7.88%	9,383	6.00%	10,329	7.20%	5,344	4.29%

Total mortgage loans	$156,264	86.22%	$157,486	87.41%	$131,168	83.95%	$120,627	84.03%	$99,495	79.80%

Other loans:
Commercial	$15,972	8.82%	$12,626	7.01%	$15,186	9.72%	$10,784	7.51%	$12,378	9.93%
Consumer loans	10,611	5.85%	11,512	6.39%	11,227	7.18%	13,512	9.41%	14,051	11.27%

Total other loans	$26,583	14.67%	$24,138	13.40%	$26,413	16.90%	24,296	16.92%	26,429	21.20%

Gross loans	$182,847	100.89%	$181,624	100.81%	$157,581	100.85%	$144,923	100.95%	$125,924	101.00%

Less:
Undisbursed loan funds	—	—%	—	—%	—	—%	—	—%	—	—%
Unearned discounts and net deferred loan fees	$220	0.13%	$223	0.12%	$212	0.14%	$239	0.17%	$227	0.18%
Allowance for loan losses	1,385	0.76%	1,245	0.69%	1,111	0.71%	1,131	0.79%	1,022	0.82%

	1,605	0.89%	1,468	0.81%	1,323	0.85%	1,370	0.95%	1,249	1.00%

Loans, net	$181,242	100.00%	$180,156	100.00%	$156,258	100.00%	$143,553	100.00%	$124,675	100.00%

Loan Maturity. The following table shows the maturity or period to repricing of the Company’s loan portfolio at June 30, 2005. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

	At June 30, 2005
	Mortgage Loans							Total
	One- to Four- Family	Multi-Family	Non- Residential	Land	Construction	Commercial Loans	Consumer Loans	Amount	%
Fixed rate loans:

Amount due or repricing:
One year or less	$2,064,593	—	—	574,899	1,869,994	276,660	1,029,711	$5,815,857	3.18%

One to three years	14,021,573	106,284	3,273,523	1,304,503	—	187,141	3,100,586	21,993,609	12.03%
More than three years to five years	15,734,605	559,421	5,953,453	2,029,695	146,296	2,833,281	3,154,895	30,411,646	16.63%
More than five years to fifteen years	25,654,061	196,146	3,090,070	5,592,041	734,509	966,616	895,918	37,129,362	20.31%
Over fifteen years	2,256,146	—	—	—	—	—	77,989	2,334,134	1.28%

Total due or repricing after one year	57,666,385	861,852	12,317,045	8,926,239	880,805	3,987,038	7,229,387	91,868,752	50.24%

Total amounts due or repricing, gross	$59,730,978	$861,852	$12,317,045	$9,501,138	$2,750,799	$4,263,698	$8,259,098	$97,684,608	53.42%

Variable rate loans:

Amount due or repricing:
One year or less	$32,264,195	3,309,330	14,432,402	7,617,429	8,665,555	11,707,995	2,351,460	$80,348,367	43.94%

One to three years	4,374,441	—	—	36,105	—	—	—	4,410,546	2.41%
More than three years to five years	—	—	404,557	—	—	—	—	404,557	0.22%
More than five years to fifteen years	—	—	—	—	—	—	—	—	0.00%
Over fifteen years	—	—	—	—	—	—	—	—	0.00%

Total due or repricing after one year	4,374,441	—	404,557	36,105	—	—	—	4,815,103	2.63%

Total amounts due or repricing, gross	$36,638,637	$3,309,330	$14,836,959	$7,653,534	$8,665,555	$11,707,995	$2,351,460	$85,163,470	46.58%

Total loans:

Amount due or repricing:
One year or less	$34,328,789	$3,309,330	$14,432,402	$8,192,328	$10,535,549	$11,984,655	$3,381,171	$86,164,223	47.12%

One to three years	18,396,014	106,284	3,273,523	1,340,608	—	187,141	3,100,586	26,404,155	14.44%
More than three years to five years	15,734,605	559,421	6,358,010	2,029,695	146,296	2,833,281	3,154,895	30,816,203	16.85%
More than five years to fifteen years	25,654,061	196,146	3,090,070	5,592,041	734,509	966,616	895,918	37,129,362	20.31%
Over fifteen years	2,256,146	—	—	—	—	—	77,989	2,334,134	1.28%

Total due or repricing after one year	62,040,826	861,852	12,721,602	8,962,344	880,805	3,987,038	7,229,387	96,683,855	52.88%

Total amounts due or repricing, gross	$96,369,615	$4,171,182	$27,154,005	$17,154,672	$11,416,354	$15,971,693	$10,610,558	$182,848,078	100.00%

Origination, Purchase, Sale and Servicing of Loans. The Bank’s lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. The Bank retains in its portfolio adjustable-rate mortgage loans and fixed-rate mortgage loans that carry maximum maturities of 30 years and 15 years, respectively. Fixed-rate loans originated for sale in the secondary market have maximum maturities of 30 years. The Bank sells qualified fixed-rate loans to FNMA, but retains the servicing rights. The determination to sell loans is based upon management’s efforts to reduce interest rate risk. At June 30, 2005, the Bank serviced approximately $63.6 million of loans for FNMA.

One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one- to four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank’s portfolio generally have higher interest rates and shorter terms than those loans sold to FNMA. Most are secured by property located in Ashe, Alleghany and Watauga counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities.

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

In view of its operating strategy, the Bank adheres to its Board-approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters, such as loan amount and certain credit requirements. The Bank’s loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as FNMA. The Bank’s policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Construction Lending. The Bank originates construction loans primarily to finance construction of one- to four-family homes to the individuals who will be the owners and occupants upon completion of construction, in the Bank’s market area. At June 30, 2005, the Bank’s portfolio contained construction loans with balances of approximately $11.4 million, or 6.2%, of total loans. The Bank’s policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank. Thus construction loans typically “roll” into permanent financing. Construction loans are normally made for a maximum of 12 months, by which time permanent financing generally is obtained. From time to time the Bank makes construction loans to a select group of builders for speculative purposes. The Bank imposes limits on the number of speculative units that each builder has unsold at any time. The Bank is restrictive on the builders that qualify for speculative construction loans.

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

Non-Residential Mortgage Lending. The Bank originates real estate mortgage loans that are generally secured by various properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank’s underwriting procedures provide that non-residential mortgage loans may be made based on debt service coverage and in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank’s current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower’s expertise, credit history, profitability, cash flow and the value of the collateral while underwriting these loans. At June 30, 2005 the Bank’s non-residential mortgage loan portfolio was $27.2 million, or 14.9% of total loans outstanding. The largest non-residential mortgage loan in the Bank’s portfolio at June 30, 2005 was approximately $1.5 million and is secured by a commercial property.

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

Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount purchased for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes. At June 30, 2005, the Bank’s total land loan portfolio was $17.2 million or 9.4% of total loans and its multi-family loan portfolio was $4.2 million or 2.3% of total loans.

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

Multi-family residential lending generally entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand, conditions in the market for multi-family residential properties as well as to regional and economic conditions.

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

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank is also authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2005, $10.6 million, or 5.8%, of the Bank’s total loan portfolio consisted of consumer loans. The primary component of the Bank’s consumer loan portfolio was $5.5 million of auto loans. Consumer loans are available at fixed or variable interest rates.

The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank’s Board of Directors. At June 30, 2005, the Bank’s savings account loan portfolio totaled $914,151.

Consumer loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In some cases, any repossessed collateral resulting from a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation and improper repair and maintenance of the underlying security.

As of June 30, 2005, the Bank did not have any non-performing consumer loans (loans 90 days or more delinquent). Charge-offs for consumer loans totaled $117,600 and $112,000 for the years ended June 30, 2005 and 2004, respectively.

Commercial Business Loans. The Bank offers commercial business loans that are generally provided to various types of closely held businesses located in the Bank’s primary market area. Commercial business loans generally have terms of five years or less and interest rates which float in accordance with the prime rate although the Bank occasionally originates commercial business loans with fixed rates of interest. The Bank performs a cash flow analysis in underwriting these loans. The Bank’s commercial loans generally are secured by equipment, machinery or other corporate assets including receivables. The Bank requires principals of corporate borrowers to become co-borrowers or obtains personal guarantees from the principals of the borrowers with respect to all commercial business loans.

Commercial business lending generally entails greater credit risk than mortgage lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

As of June 30, 2005, the Bank had no non-performing commercial business loans. We did not charge off any commercial business loans during the year ended June 30, 2005 and charge-offs for commercial business loans totaled $399,000 for the year ended June 30, 2004.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank’s Chief Executive Officer, Chief Lending Officer, Chief Credit Officer and Retail Bank Executive may individually combine with any lending officer to approve lending relationships up to $750,000. In addition, the Bank Loan Committee comprised of three voting members which may include the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer or the Retail Bank Executive can approve lending relationships up to $1,500,000. The Executive Committee of the Board of Directors may approve loans up to the Bank’s legal lending limit. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board ratifies all loans on a monthly basis.

For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is obtained and certain other information supporting the borrower’s ability to repay is required. An appraisal performed by a Bank approved independent appraiser is generally required for all real property intended to secure a proposed loan when the amount of the loan proceeds will exceed $100,000. The Board annually approves the independent appraisers used by the Bank and approves the Bank’s appraisal policy. It is the Bank’s policy to obtain title insurance on all real estate loans of $25,000 or more and hazard insurance on all improved real estate loans. In connection with a borrower’s request for a renewal of a mortgage loan, the Bank evaluates both the borrower’s ability to service the renewed loan applying an interest rate that reflects prevailing market conditions and the customer’s payment history, as well as the value of the underlying collateral property.

Asset Quality

Non-Performing Loans. Loans are considered non-performing if they are in foreclosure or are 90 or more days delinquent. The Bank’s level of non-performing loans decreased to $185,000, or 0.09% of total assets, at June 30, 2005 compared to $518,801, or 0.25% of total assets, at June 30, 2004. We stop accruing interest on loans when they are classified as non-performing. The Bank established reserves for uncollectible interest, or interest accrued prior to the non-performing classification, totaling $2,161 and $3,538 at June 30, 2005 and 2004, respectively. The effect of nor recognizing interest income on non-performing loans in accordance with original terms totaled approximately $11,630 and $13,978 during the years ended June 30, 2005 and 2004, respectively. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank’s policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 17th day of delinquency. The Bank’s policies provide that telephone contact and further written notification will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank’s general policy to reserve all accrued interest due on all loans that are 90 days or more past due.

Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (“REO”). At June 30, 2005, the Bank did not hold any REO, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $185,000. The Bank’s REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank’s asset classification process, based on Generally Accepted Accounting Principles (“GAAP”).

Non-performing Assets. The following table sets forth information regarding the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual mortgage loans:
One-to four-family	$185	$232	$321	$305	$—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Land	—	—	22	—	—
Construction	—	249	—	—	—

Total mortgage loans	185	481	343	305	—

Commercial	—	—	33	—	—
Consumer Loans	—	38	67	155	—

Total non-accruing loans	$185	$519	$443	$460	$—

Loans delinquent 90 or more days for which interest is fully reserved and still accruing:
One-to four-family	$—	$—	$—	$—	$383
Multi-family	—	—	—	—	28
Non-residential	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—

Total mortgage loans	—	—	—	—	411

Commercial	—	—	—	—	—
Consumer Loans	—	—	—	—	68

Total loans delinquent 90 or more days for which interest has been fully reserved	—	—	—	—	—

Total non-performing loans	$185	$519	$443	$460	$479

Total real estate owned	—	—	43	263	248

Total non-performing assets	$185	$519	$486	$723	$727

Total non-performing loans to loans, gross	0.10%	0.29%	0.28%	0.32%	0.36%
Total non-performing assets to total assets	0.09%	0.25%	0.25%	0.41%	0.47%

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

The Bank’s management reviews and classifies the Bank’s assets and reports the results to the Bank’s Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2005, the Bank had $185,000 of assets classified as Substandard, $2.8 million of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

Allowance for Loan Losses. The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies. At June 30, 2005, the Bank’s ALL was $1.4 million, or 0.76% of total loans, as compared to $1.2 million or 0.69% of total loans at June 30, 2004. The Bank had non-performing loans of $185,000 and $519,000 at June 30, 2005 and June 30, 2004, respectively. Allowance for loan losses to total non-performing assets at the end of the period increased to 748.9% at June 30, 2005 compared to 239.9% at June 30, 2004. This increase is primarily the result of the decrease of non-performing loans, mentioned above. The Bank will continue to monitor and modify its ALL as conditions dictate. While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination, and thereby negatively affect the Bank’s financial condition and earnings. In addition, there can be no assurance that increases in the Bank’s allowance for loan losses will not occur in the future.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	At or For the Year Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$1,245	$1,111	$1,131	$1,022	$979

Provision for loan losses	(79)	668	243	420	225

Charge-offs:
One- to four-family residential	(97)	(73)	(39)	(123)	—
Multi-family residential	—	—	—	—	—
Non-residential and land	—	(19)	(3)	(11)	(5)
Construction	—	—	—	—	—
Commercial	—	(399)	(69)	(11)	(172)
Consumer loans	(117)	(112)	(306)	(282)	(126)

Total charge-offs	(214)	(603)	(417)	(427)	(303)

Recoveries	433	69	154	116	121

Balance at end of year	$1,385	$1,245	$1,111	$1,131	$1,022

Total loans outstanding at end of period	$182,847	$181,624	$157,581	$144,923	$125,924

Average total loans outstanding	$185,623	$169,549	$154,586	$136,621	$119,965

Allowance for loan losses to total loans at end of period	0.76%	0.69%	0.71%	0.78%	0.81%

Allowance for loan losses to total non-performing assets at end of period	748.87%	239.98%	228.60%	156.43%	140.58%

Allowance for loan losses to total non-performing loans at end of period	748.87%	239.98%	250.79%	245.87%	213.36%

Ratio of net charge-offs during the period to average loans outstanding during period	0.12%	0.31%	0.17%	0.23%	0.15%

The following table sets forth the Bank’s ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At June 30,
	2005			2004			2003
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$685	49.46%	52.70%	$651	52.29%	52.14%	$646	58.15%	56.30%
Multi-family	24	1.73%	2.28%	20	1.61%	3.15%	20	1.80%	3.95%
Non-residential and land	148	10.69%	24.24%	93	7.47%	23.60%	80	7.20%	17.03%
Construction	78	5.63%	6.24%	45	3.61%	7.82%	25	2.25%	5.95%
Other:
Consumer	170	12.27%	5.80%	160	12.85%	6.34%	150	13.50%	9.64%
Commercial	280	20.22%	8.74%	276	22.17%	6.95%	190	17.10%	7.13%

Total	$1,385	100.00%	100.00%	$1,245	100.00%	100.00%	$1,111	100.00%	100.00%

	At June 30,
	2002			2001
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$606	53.58%	55.92%	$572	55.96%	60.47%
Multi-family	20	1.77%	4.23%	15	1.47%	2.67%
Non-residential and land	75	6.63%	16.03%	61	5.97%	12.68%
Construction	25	2.21%	7.11%	15	1.47%	4.07%
Other:
Consumer	310	27.41%	9.29%	284	27.79%	10.69%
Commercial	95	8.40%	7.42%	75	7.34%	9.42%

Total	$1,131	100.00%	100.00%	$1,022	100.00%	100.00%

Investment Activities

The Bank’s investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and GNMA, certificates of deposit of insured banks, federal funds and mutual funds. At June 30, 2005, the Company held $5.8 million in investment securities.

The following table sets forth activity in the Company’s investment securities portfolio for the periods indicated:

	For the Year Ended June 30
	2005	2004	2003
	(In thousands)
Amortized cost at beginning of period	$6,484	$8,658	$11,359
Proceeds, net	(227)	(907)	(1,782)
Principal payments from mortgage backed securities	(556)	(1,221)	(913)
Premium and discount amortization, net	(17)	(46)	(13)

Amortized cost at end of period	5,684	6,484	8,658
Net unrealized gain (1)	66	17	96

Total securities, net	$5,750	$6,501	$8,754

(1)	The net unrealized gain at June 30, 2005, 2004 and 2003 relates to available for sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae and GNMA	$1,137	$1,149	$1,711	$1,706	$2,979	$3,002

Other debt securities:
U.S. Treasury and Agency	1,400	1,391	1,400	1,400	3,335	3,370
Other	287	304	286	300	286	308

Total debt securities	1,687	1,695	1,686	1,700	3,621	3,678

Equity securities(1)	1,001	1,047	1,001	1,009	1,001	1,017
FHLB Stock	1,705	1,705	1,657	1,657	1,057	1,057
Certificates of Deposit	154	154	429	429	—	—
Net unrealized gain (2)	66	—	17	—	96	—

Total securities, net	$5,750	$5,750	$6,501	$6,501	$8,754	$8,754

(1)	Equity securities consist of FHLMC common stock and mutual fund securities.
(2)	The net unrealized gain at June 30, 2005, 2004 and 2003 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities, by accounting classification and by type of security, at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-Maturity
Other debt securities	$—	$—	$100	$100	$100	$100
Certificates of deposit	154	154	429	429	—	—

Total held-to-maturity	154	154	529	519	100	100

Available-for-Sale:
Mortgage-backed securities	1,137	1,149	1,711	1,706	2,979	3,002
Other debt securities	1,687	1,695	1,586	1,600	3,521	3,578
Equity securities:	1,001	1,047	1,001	1,009	1,001	1,017
Net unrealized gain (1)	66	—	17	—	96	—

Total available-for-sale	3,891	3,891	4,315	4,315	7,597	7,597

FHLB Stock	1,705	1,705	1,657	1,657	1,057	1,057

Total securities, net	$5,750	$5,750	$6,501	$6,501	$8,754	$8,754

(1)	The net unrealized gains at June 30, 2005, 2004 and 2003 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company’s investment securities at June 30, 2005, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average yields on investments available-for-sale are based on amortized cost.

	At June 30, 2005
	Held-to-Maturity			Available-for-Sale
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
Due within 1 year	$—	$—	—%	$—	$—	—%
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	394	393	4.80
Due after 10 years	—	—	—	743	756	4.59

Total	—	—	—	1,137	1,149	4.66

U.S. Treasury and Agency:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	—	—	—	800	794	3.25
Due after 5 years but within 10 years	—	—	—	600	597	3.50
Due after 10 years	—	—	—	—	—	—

Total	—	—	—	1,400	1,391	3.36

Corporate & Other:
Due within 1 year	—	—	—	—	—	—
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	—	—	—
Due after 10 years	—	—	—	287	304	4.81

Total	—	—	—	287	304	4.81

Equity Securities:	—	—	—	1,001	1,047	—

Certificates of Deposit:
Due within 1 year	154	154	2.75	—	—	—
Due after 1 year but within 5 years	—	—	—	—	—	—
Due after 5 years but within 10 years	—	—	—	—	—	—
Due after 10 years	—	—	—	—	—	—

Total	154	154	2.75	—	—	—

Total:
Due within 1 year	154	154	2.75	—	—	—
Due after 1 year but within 5 years	—	—	—	800	794	3.25
Due after 5 years but within 10 years	—	—	—	994	990	4.02
Due after 10 years	—	—	—	1,030	1,060	4.65
Equity Securities	—	—	—	1,001	1,047	—

Total	$154	$154	2.75%	$3,825	$3,891	4.03%

Sources of Funds

General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to FNMA and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of savings accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. At June 30, 2005, the Bank’s core deposits (which the Bank considers to consist of checking accounts and savings accounts) constituted 50.3% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended June 30,
	2005	2004	2003
	(In thousands)
Total deposits at beginning of period, including accrued interest	$157,434	$149,571	$136,769
Net increase before interest credited	3,668	5,156	9,510
Interest credited	2,875	2,707	3,292

Total deposits at end of period	$163,977	$157,434	$149,571

At June 30, 2005, the Bank had approximately $23.5 million in “jumbo” certificates of deposit (accounts in amounts over $100,000) maturing as follows:

	Amount	Weighted Average Rate
	(In thousands)
Maturity Period
Within three months	$6,240	3.79%
After three but within six months	5,478	2.97%
After six but within 12 months	4,497	3.06%
After 12 months	7,279	3.84%

Total	$23,494	3.48%

The following table sets forth the distribution of the Bank’s deposit accounts and the related weighted average interest rates at the dates indicated.

	At June 30,
	2005			2004			2003
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing checking accounts	$18,007	10.98%	0.00%	$13,793	8.76%	0.00%	$12,772	8.54%	0.00%
Interest bearing checking accounts	23,771	14.50%	0.65%	22,724	14.43%	0.49%	18,893	12.63%	0.59%
Money Market accounts	1,017	0.62%	0.49%	1,646	1.05%	0.48%	1,305	0.87%	0.82%
Savings	39,499	24.08%	1.43%	42,495	26.99%	1.12%	43,474	29.07%	1.64%
Certificates of deposit	81,427	49.66%	3.05%	76,436	48.55%	2.55%	72,782	48.66%	3.13%
Accrued interest	256	0.16%	0.00%	340	0.22%	0.00%	345	0.23%	0.00%

Totals	$163,977	100.00%	1.95%	$157,434	100.00%	1.62%	$149,571	100.00%	2.09%

The following table presents, by interest rate ranges and the period to maturity, the amount of certificate of deposit accounts outstanding at June 30, 2005.

	Period to Maturity at June 30, 2005
Interest Rate Range	Less than One Year	One to Three years	Four Years and After	Total
	(In thousands)
0.40% to 5.99%	$56,939	$20,236	$2,653	$79,828
6.00% to 7.50%	1,599	—	—	1,599

Total	$58,538	$20,236	$2,653	$81,427

In addition to traditional savings deposits, AF Bank has an agreement with Promontory Interfinancial Network which allows us to provide FDIC insurance coverage beyond the normal limits by using its network. The agreement allows us to maintain large deposit relationships when the customer desires FDIC coverage on all deposit balances. As of June 30, 2005, we had $2.3 million placed in the Promontory Interfinancial Network.

Borrowings. The Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in capital stock of the FHLB. See “Regulation—Regulation of Federal Savings Banks—Federal Home Loan Bank System.” Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The Bank had advances of $28.1 million at June 30, 2005 from the FHLB. Interest is payable at rates ranging from 2.51% to 6.87%. These advances are listed on the balance sheet as either short-term or long-term borrowings depending on the remaining maturity of the advance as of the balance sheet date. FHLB advances consist of the following:

	2005	2004	2003
Balance outstanding	$28,141,664	$33,143,754	$21,145,669
Interest rate range	2.51%-6.87%	1.03%-6.87%	3.50%-6.87%
Weighted average interest rate at June 30	4.50%	3.76%	5.00%
Maximum amount outstanding at any month end	42,143,248	33,143,754	25,146,999
Average amount outstanding	35,059,129	23,345,330	21,440,089
Interest expense	1,367,744	1,129,778	1,053,315
Weighted average interest rate during the year ended June 30	3.88%	4.53%	4.90%

The Company may also obtain additional borrowings from other financial institutions or related parties to fund cash flow needs or to provide additional capital. The borrowings are listed on the balance sheet as either short-term or long-term borrowings depending on the remaining maturity of the advance as of the balance sheet date.

Short-term and long-term borrowings are due in future years as follows:

Year ending June 30,	Amount
2006	$2,727,940
2007	282,041
2008	143,462
2009	2,151,554
2010	78,954
Thereafter	29,155,000

$34,538,951

In addition, the Bank has a $1.5 million letter of credit from the FHLB used to collateralize public deposits.

Subsidiary Activities

AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. During the fiscal years ended June 30, 1999, 2000, 2001, 2002 and 2004, AF Insurance Services, Inc. purchased additional insurance agencies. AF Insurance Services, Inc. offers these services in a segregated location at the Company’s offices and branch locations in, Boone, Sparta, Lenoir, Jefferson, North Wilkesboro, West Jefferson and Elkin, North Carolina. The operating results of AF Insurance Services, Inc. are not material to the operating results of the Company.

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

Personnel

As of June 30, 2005, the Company had 120 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See “Executive Compensation” for a description of certain compensation and benefit programs offered to the Company’s employees.

REGULATION

General

The Company and AsheCo, MHC, the mutual holding company (“MHC”) that owns 51.27% of the Company’s common stock, are regulated as savings and loan holding companies by the OTS. The Bank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. The Bank must file reports with the OTS concerning its activities and financial condition. The Company and the MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

Federal Banking Regulation

Activity Powers. The Bank derives its lending and investment powers from the Home Owners’ Loan Act (“HOLA”), as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate; commercial and consumer loans; certain types of debt securities; and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at June 30, 2005, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our FHLMC common stock, rather than the current market value of the stock.

If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require the Bank to meet three minimum capital standards:

(1) a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

(2) a leverage ratio requirement of 3% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System; and

(3) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk- weighted assets.

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses, as defined, is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At June 30, 2005, the Bank met each of its capital requirements.

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

Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W (Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B).

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

Section 402 of the Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

At June 30, 2005, the Bank met the criteria for being considered “well-capitalized.”

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

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0134% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach-Bliley Act, the FHLB of Atlanta adopted a new capital plan on December 17, 2004. Under the new capital plan, each member of the FHLB of Atlanta has to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million)

equal to approximately 0.20% of the member’s total assets and (ii) 4.5% of the member’s outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by FRB, and a reserve 10% of that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

The Company and the MHC are savings and loan holding companies regulated by the OTS. As such, the Company and the MHC are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

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

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including the Company and the MHC, directly or indirectly, from acquiring:

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

Federal Securities Law. Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, Sarbanes-Oxley was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of Sarbanes-Oxley is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of Sarbanes-Oxley became effective immediately while others are still in the process of being implemented.

In general, Sarbanes-Oxley mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with complying with the new law. Because Sarbanes-Oxley, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Gramm-Leach-Bliley Act

The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the MHC or the Company. The Bank has not been audited by the Internal Revenue Service for the last eight years.

For federal income tax purposes, the Company reports its income on the basis of a taxable year ending June 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s tax reserve for bad debts, discussed below. The Bank, AF Insurance Services, Inc., and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the MHC will own less than 80% of the Common Stock, it will not be a member of such affiliated group and will report its income on a separate return.

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

Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because the

MHC is not a member of such affiliated group, it does not qualify for such 100% dividends exclusion, but will be entitled to deduct 70% of the dividends it receives from the Company so long as it owns more than 20% of the common stock.

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

Risk Factors

Concentration of Operations

The Bank’s operations are concentrated in the western region of North Carolina. As a result of this geographic concentration, the Bank’s results may correlate to the economic conditions in these areas. A deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of the Bank’s loan portfolio and the demand for the Bank’s products and services, and accordingly, its results of operations.

Risks Associated with Loans

A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

Competition with Larger Financial Institutions

The banking and financial services business in the Bank’s market area continues to be a competitive field and is becoming more competitive as a result of:

•	changes in regulations;

•	changes in technology and product delivery systems; and

•	the accelerating pace of consolidation among financial services providers.

It may be difficult to compete effectively in the Bank’s market, and results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Trading Volume

The trading volume in AF Financial’s common stock on the OTC Bulletin Board has been comparable to other similarly sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq Small Cap Market, the Nasdaq National Market System, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. AF Financial cannot guarantee that a more active and liquid trading market for its common stock will develop in the future.

Technological Advances

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Many of our competitors have substantially greater resources than the Company and the Bank to invest in technological improvements.

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s and the Bank’s operations. The Bank is subject the supervision of and examination by the OTS and for some purposes by the FRB. AF Financial is also subject to the supervision and regulation of the OTS. OTS regulations, designed primarily for the protection of depositors, may limit the Company’s and the Bank’s growth and the return to our shareholders by restricting certain of AF Financial’s and the Bank’s activities, such as:

•	the payment of dividends to the Company’s shareholders;

•	possible mergers with or acquisitions of or by other institutions;

•	investment policies;

•	loans and interest rates on loans;

•	interest rates paid on deposits;

•	expansion of branch offices; and/or

•	the possibility to provide or expand securities or trust services.

AF Financial cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s and the Bank’s ability to operate profitably.

ITEM 2. PROPERTIES

The Company conducts its business through its main office, located in West Jefferson, North Carolina, and its branches located in Boone, Elkin, Jefferson, Lenoir, Sparta, Warrensville, North Wilkesboro and West Jefferson, North Carolina. The Company owns the main office and corporate offices located in West Jefferson, the Mt. Jefferson Financial Center Office, the Lenoir branch, the Jefferson branch and the Boone branch. Management believes that the Company’s current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date		Net Book Value at June 30, 2005
Corporate Offices 21 East Ashe Street West Jefferson, NC 28694	Owned	06/15/2000	—		$1,518,707

Insurance and Investment Offices 206 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1997	—		$179,320

AF Bank 205 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1963	—		$77,337

AF Bank 840 E. Main Street Jefferson, NC 28640	Owned	05/18/1994	—		$445,193

AF Bank 4951 NC Hwy. 88 West Warrensville, NC 28693	Leased	08/01/1995	07/31/2005	*	—

AF Bank 381 South Main Street Sparta, NC 28675	Leased	01/09/1998	10/04/2005	**	—

AF Financial Center 1675 Blowing Rock Road Boone, NC 28607	Owned	10/04/2005	—		$7,291,738

AF Insurance Services, Inc. 315 Main Street North Wilkesboro, NC 28659	Leased	06/01/2000	05/31/2006	***	—

AF Insurance Services, Inc. 324 Morganton Blvd., SW Lenoir, NC 28645	Owned	07/03/2000	—		$111,315

AF Insurance Services, Inc. 948 Johnson Ridge Road Elkin, NC 28621	Leased	01/01/2002	12/30/09		—

AF Insurance Services, Inc. 400 Shadowline Drive Boone, NC 28607	Leased	12/01/2000	09/30/2007		—

AF Financial Center 1441 Mt. Jefferson Road West Jefferson, NC 28694	Owned	04/10/2001	—		$1,294,185

AF Bank 1489 Mt. Jefferson Road West Jefferson, NC 28694	Leased	01/05/2001	01/08/2011	*	—

*	Option to renew for an additional five-year period.
**	Option to renew for an additional three-year period.
***	Option to renew for four additional one-year periods.

ITEM 3. LEGAL PROCEEDINGS

At June 30, 2005, the Company is not a party to, and its property is not the subject of, any pending legal proceedings at the present time other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established market for the Company’s common stock, excluding occasional quotations, although the Company’s common stock is quoted on the OTC Electronic Bulletin Board. The table below reflects the stock trading and dividend payment frequency of the Company for the years ended June 30, 2005 and 2004. Stock prices reflect bid prices between broker/dealer, prior to any markups, markdowns or commissions, is based upon information provided to management of the Company by certain securities firms effecting transactions in the Company’s stock on an ongoing basis, and may not necessarily represent actual transactions.

		Stock Price
2005	Dividends	High	Low
First quarter	$0.05	$19.15	$16.30
Second quarter	0.05	23.00	18.50
Third quarter	0.05	22.00	19.00
Fourth quarter	0.05	19.00	14.90

		Stock Price
2004	Dividends	High	Low
First quarter	$0.05	$20.30	$16.00
Second quarter	0.05	20.30	18.75
Third quarter	0.05	23.00	20.00
Fourth quarter	0.05	21.00	16.50

A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including the MHC. The MHC waived the right to receive any dividend to be paid on the common stock of the Company during the next four calendar quarters beginning with the September 2005 quarter and ending with the June 2006 quarter.

Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See “Regulation — Limitation on Capital Distributions.”

The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2005 and 2004. When the Company pays dividends to its stockholders, it is required to pay dividends to the MHC, unless the MHC elects to waive dividends. The MHC waived dividends paid by the Company during each of the four quarters of the year ended June 30, 2005. Any decision to waive dividends will be subject to regulatory approval.

As of June 30, 2005, the Company had approximately 382 shareholders of record.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

This discussion contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company, that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments; our ability to offer new products and increase lower cost core deposits; and depositor and borrower preferences. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein. The information in this section should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements and the other sections contained in this document.

The following table sets forth certain information concerning the consolidated financial position and results of operation of the Company at the dates and for the year end as indicated. The selected consolidated financial condition and operating data were derived from the audited consolidated financial statements of the Company. The information should be read in conjunction with the consolidated financial statements of the Company and notes contained in Item 7 of this Form 10-KSB.

	June 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$214,101	$211,619	$191,973	$176,684	$153,448
Loans receivable, net[1]	181,242	180,156	156,258	143,553	124,675
Investment securities[2]	5,750	6,501	8,754	11,422	7,844
Cash and cash equivalents[3]	8,809	7,674	14,072	11,220	12,568
Savings deposits	163,977	157,434	149,571	136,769	120,074
FHLB advances	28,142	33,144	21,146	18,910	16,962
Equity	13,039	12,474	12,960	12,777	13,027
Book value per share	12.42	11.88	12.35	12.17	12.41

Selected Operating Data:
Interest income and dividends	$11,995	$10,684	$11,011	$11,191	$11,648
Interest expense	4,733	4,405	5,085	5,801	6,355

Net interest income	7,262	6,279	5,926	5,390	5,293
Provision for loan losses	(79)	668	243	420	225

Net interest income after provision for loan losses	7,341	5,611	5,683	4,970	5,068
Non-interest income	3,966	3,744	3,604	3,120	2,493
Non-interest expense	10,165	9,786	8,656	7,998	6,757

Income (loss) before income tax expense	1,142	(431)	631	92	804
Income tax expense (benefit)	493	(123)	256	56	315

Net income (loss)	$649	$(308)	$375	$36	$489

Selected Ratios

Basic earnings (loss) per share[4]	$0.62	$(0.30)	$0.36	$0.03	$0.48
Diluted earnings (loss) per share[4]	0.62	(0.30)	0.36	0.03	0.48
Dividends per share	0.20	0.20	0.20	0.20	0.20

1.	Loans receivable, net is comprised of total loans less allowance for loan losses, loans sold, undisbursed loan funds, and deferred loan fees.
2.	Includes FHLB stock, certificates of deposit and investment securities.
3.	Includes interest-earning deposit balances of $2.7 million, $2.5 million, $6.2 million, $4.2 million, and $7.8 million at June 30, 2005, 2004, 2003, 2002, and 2001, respectively.
4.	Earnings per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is based on net income for the year, divided by the weighted average number of shares outstanding for the year. In accordance with the AICPA’s SOP 93-6, unallocated ESOP shares were deducted from outstanding shares used in the computation of earnings per share. Diluted earnings per share includes the effect of dilutive common stock equivalents in the weighted average number of shares outstanding.

	At June 30,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:
Performance Ratios: [1]
Return on average assets	0.30%	(0.15)%	0.20%	0.02%	0.34%
Return on average equity	5.13%	(2.46)%	2.90%	0.28%	3.80%
Average equity to average assets	5.78%	6.25%	6.90%	7.51%	8.83%
Equity to total assets at end of period	6.09%	5.89%	6.75%	7.23%	8.49%
Interest rate spread[2]	3.73%	3.38%	3.41%	3.36%	3.56%
Average interest-earnings assets to average interest-bearing liabilities	100.30%	105.12%	104.35%	106.35%	108.48%
Net interest margin[3]	3.74%	3.51%	3.54%	3.52%	3.97%
Non-interest expense to average assets	4.65%	4.89%	4.62%	4.70%	4.64%
Efficiency ratio[4]	90.53%	97.64%	90.83%	93.98%	86.78%
Dividend payout ratio[5]	32.26%	(66.67)%	55.56%	666.67%	41.67%

Regulatory Capital Ratios: [6]
Tangible capital	8.42%	8.11%	8.92%	9.51%	8.37%
Core capital	8.42%	8.11%	8.92%	9.51%	8.37%
Total risk based capital	11.36%	10.89%	12.89%	13.00%	12.28%

Asset Quality Ratios and Other Data:
Ratios:
Nonperforming loans to total loans	0.10%	0.29%	0.28%	0.32%	0.36%
Nonperforming loans and real estate owned to total assets	0.09%	0.25%	0.25%	0.41%	0.47%
Allowance for loan losses to:
Nonperforming loans	748.87%	239.98%	250.79%	245.92%	213.36%
Total loans	0.76%	0.69%	0.71%	0.78%	0.78%
Number of full service Bank branches	7	7	7	7	5

1.	With the exception of end of period ratios, all ratios are based on average monthly or quarterly balances during the indicated periods, and are annualized where appropriate. Asset Quality and Regulatory Capital Ratios are end of period ratios.
2.	The interest rate spread represents the difference between the weighted-average yield on interest-bearing assets and the weighted-average cost of interest-bearing liabilities.
3.	The net interest margin represents net interest income as a percent of average interest-earning assets.
4.	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
5.	The dividend payout ratio represents dividends per share as a percentage of basic earnings per share. Earnings per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is based on net income for the year, divided by the weighted average number of shares outstanding for the year. In accordance with the AICPA’s SOP 93-6, unallocated ESOP shares were deducted from outstanding shares used in the computation of earnings per share.
6.	For definitions and further information relating to the Bank’s regulatory capital requirements, see Note 8 of Notes to the Consolidated Financial Statements.

Critical Accounting Policies

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

The allowance percentage requirement changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding.

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

Management Strategy

As mentioned above, AF Financial Group is a financial services company that provides banking, insurance and investment services to residents in the northwest corner of North Carolina. We are committed to the long-term profitability and success of the Company. Management and the board of directors are placing major emphasis upon improving the Company’s net earnings and return on equity in 2006 and beyond. This will be accomplished by increasing the overall productivity of the Company and its operating subsidiaries, controlling costs, and reducing or eliminating unprofitable activities whenever and wherever possible.

There are a number of positive factors and recent events which reflect our progress toward our long-term goals during the year ended June 30, 2005:

•	An increase in net loans of $1.1 million or 0.6%;

•	An increase in savings deposits of $6.5 million or 4.2%

•	Asset growth of $2.5 million or 1.2%;

•	An increase in stockholders’ equity of $564,973, or 4.5%;

•	An increase in net income of $957,031 during the year ended June 30, 2005 as compared to the year ended June 30, 2004;

•	An increase in noninterest income of $221,687, or 5.9% during the year ended June 30, 2005 as compared to the year ended June 30, 2004;

•	Our new Financial Center in Boone, North Carolina opened on October 4, 2004. The Financial Center combines banking, insurance and investments into one convenient highly visible location serving the Watauga County market.

Net income increased $957,031, or 310.5%, to net income of $648,777 for the year ended June 30, 2005, compared to a net loss of $308,254 for the year ended June 30, 2004. This change is primarily due to an increase in interest income due to the 200 basis point interest rate hike by the FRB during the year ended June 30, 2005 and from the reduction in the provision for loan losses due to a recovery of a charged off loan during the year ended June 30, 2005. We believe that a positive upturn in economic indicators will continue to have a positive impact on our net income. At June 30, 2005 we had approximately $61.6 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

Comparison of Financial Condition at June 30, 2005 and 2004

Total assets increased by $2.5 million or 1.2% to $214.1 million at June 30, 2005 from $211.6 million at June 30, 2004. The increase in assets was primarily the result of an increase of $1.2 million, or 10.8%, in net office properties and equipment, an increase of $1.1 million, or 14.8% in cash and cash equivalents and an increase of $1.1 million, or 0.6%, in net loans receivable from June 30, 2004 to June 30, 2005. The increase in net office properties and equipment, cash and cash equivalents and net loans receivable was partially offset by a decrease of $423,355, or 9.8%, in securities available for sale from June 30, 2004 to June 30, 2005. The decrease in securities available for sale was used to partially fund the increases discussed above. The increase in office properties and equipment, net was primarily due to the costs to construct the new Financial Services Center in Boone, North Carolina. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years.

As mentioned above, securities available for sale decreased $423,355, or 9.8%, to $3.9 million at June 30, 2005 from $4.3 million at June 30, 2004. This decrease was due to maturing investments. At June 30, 2005, the Company’s investment portfolio had $65,978 in net unrealized gains as compared to net unrealized gains of $17,064 at June 30, 2004.

The Bank’s savings deposits increased by $6.5 million, or 4.2%, from $157.4 million at June 30, 2004 to $164.0 million at June 30, 2005. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposit. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings decreased $2.9 million, or 53.2%, from $5.5 million at June 30, 2004 to $2.6 million at June 30, 2005. Long-term borrowings decreased $1.9 million, or 5.7%, from $33.9 million at June 30, 2004 to $32.0 million at June 30, 2005. The decreases in short-term and long-term borrowings were funded by the $6.5 million increase in savings deposits.

Total stockholders’ equity increased $564,973, or 4.5%, to $13.0 million at June 30, 2005 from $12.5 million at June 30, 2004. The increase in stockholders’ equity was primarily the result of net income of $648,777, ESOP expenses of $71,021 and an increase in other comprehensive income of $29,782. These increases were partially offset by the increase in the value of redeemable common stock held by the ESOP of $81,516, or 15.2%, and dividends of $103,091. At June 30, 2005, the Bank’s regulatory capital amounted to $17.9 million compared to $17.0 million at June 30, 2004, which was in excess of regulatory capital requirements at both such dates.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, decreased to $185,000, or 0.09% of total assets, at June 30, 2005 compared to $518,801, or 0.25% of total assets, at June 30, 2004. The Bank recognized total charge-offs of $214,125 during the year ended June 30, 2005 compared to total charge-offs of $603,342 during the year ended June 30, 2004. The $389,217 decrease in total charge-offs was primarily related to one commercial line of credit totaling $349,580 that was charged off during the second quarter of the year ended June 30, 2004. The Bank recovered $309,080 of this previously charged off commercial line of credit during the fiscal year ended June 30, 2005. Total recoveries during June 30, 2005 increased to $433,441 for the year ended June 30, 2005 from $69,676 for the year ended June 30, 2004 primarily due to the recovery mentioned above. The Bank recognized net recoveries of approximately $219,316 during the year ended June 30, 2005 compared to net charge-offs of $533,666 for the year ended June 30, 2004. While future loan loss provision requirements are uncertain, management believes that similar recoveries are unlikely.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2005 and 2004

The Company had net income for the year ended June 30, 2005 of $648,777 compared to a net loss of $308,254 for the year ended June 30, 2004. Changes in net income during the comparable twelve-month period were attributable to: an increase in interest income and noninterest income and a decrease in the provision for loan losses partially offset by an increase in noninterest expense during the year ended June 30, 2005, which is explained below. In our opinion, there has not been a material change in interest rate risk from the end of the Company’s most recent fiscal year.

Interest Income. Interest income increased by $1,311,517 or 12.3% from $10,683,592 for the year ended June 30, 2004 to $11,995,109 for the year ended June 30, 2005. Interest income from loans increased $1,295,101 or 12.5% from $10,398,702 for the year ended June 30, 2004 to $11,693,803 for the year ended June 30, 2005. The increase in interest income from loans for the year ended June 30, 2005 was attributable to an increase in the weighted average rate of net loans receivable due to the 200 basis point increase in the interest rates by the Federal Reserve during the year ended June 30, 2005. The weighted average rate on portfolio loans increased .59% from 5.80% at June 30, 2004 to 6.39% at June 30, 2005.

Table 1.

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate) (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume) and (iii) mixed changes (changes in volume multiplied by changes in rate). Rate/volume variances are allocated to the rate/volume column.

	Year ended June 30, 2005 compared to June 30, 2004				Year ended June 30, 2004 compared to June 30, 2003
	Increase/(Decrease) Due to				Increase/(Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits	$(12)	$56	$(15)	$29	$(20)	$(14)	$4	$(30)
Investment securities	(28)	17	(2)	(13)	(67)	(61)	11	(117)
Loans receivable	1,039	234	24	1,297	967	(1,051)	(96)	(180)

Total	999	307	6	1,313	880	(1,126)	(81)	(327)

Liabilities:
Interest-bearing liabilities:
Interest-bearing checking accounts	42	(23)	(8)	11	15	(86)	(7)	(78)
Savings	(10)	(13)	—	(23)	73	(284)	(26)	(237)
Certificates of deposit	176	(81)	(6)	89	42	(467)	(8)	(433)
Borrowed funds	527	(220)	(68)	239	184	(104)	(12)	68

Total	735	(337)	(82)	316	314	(941)	(53)	(680)

Net interest income	$264	$644	$88	$997	$566	$(185)	$(28)	$353

Table 2.

The following table provides information concerning the Bank’s yields on interest-earning assets and cost of funds on interest-bearing liabilities over the years ended June 30, 2005 and 2004.

			For the year ended June 30,
	At June 30, 2005		2005			2004			2003
	Actual Balance	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Interest-bearing deposits	$2,658	3.28%	$2,187	$72	3.29%	$3,010	$43	1.43%	$4,145	$73	1.76%
Investment securities	5,750	4.14%	6,331	229	3.62%	7,162	242	3.38%	8,804	358	4.07%
Loans receivable, net (1)	181,242	6.39%	185,623	11,694	6.30%	168,738	10,399	6.16%	154,582	10,580	6.84%

Total interest-earning assets	189,650	6.28%	194,141	11,995	6.18%	178,910	10,684	5.97%	167,531	11,011	6.57%
Non-interest-earning assets	24,451		24,665			21,276			19,645

Total assets	$214,101		$218,806			$200,186			$187,176

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$24,788	0.64%	$31,138	134	0.43%	$23,085	122	0.53%	$21,434	200	0.93%
Savings	39,499	1.43%	41,753	521	1.25%	42,497	543	1.28%	38,889	782	2.01%
Certificates of deposit	81,427	3.05%	79,138	2,136	2.70%	72,878	2,037	2.80%,	71,679	2,468	3.44%
Borrowed funds	34,539	5.38%	41,536	1,942	4.68%	31,738	1,703	5.37%	28,541	1,635	5.73%

Total interest-bearing liabilities	180,253	2.81%	193,565	4,733	2.45%	170,198	4,405	2.59%	160,543	5,085	3.17%

Other non-interest-bearing liabilities	20,809		12,587			17,471			13,731
Equity	13,039		12,654			12,517			12,912

Total liabilities and equity	$214,101		$218,806			$200,186			$187,176

Net interest income and interest rate spread (2)		3.47%		$7,262	3.73%		$6,279	3.38%		$5,926	3.41%

Net interest-earning assets and net interest margin (3)	$9,397		$576		3.74%	$8,712		3.51%	$6,988		3.54%

Ratio of interest-earning assets to interest-bearing liabilities		105.21%			100.30%			105.12%			104.35%

(1)	Balance is net of deferred loan fees and loans in process. Non-accrual loans are included in the balances.
(2)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets. With the exception of end of period ratios, all ratios are based on monthly or quarterly balances during the indicated years. Management does not believe that the use of month and quarter end balances instead of daily balances has caused a material difference in the information presented.

Interest Expense. Interest expense increased by $328,401 or 7.5% to $4,733,212 for the year ended June 30, 2005 from $4,404,811 for the year ended June 30, 2004. Interest expense on savings deposits increased by $88,811 or 3.3% to $2,791,394 for the year ended June 30, 2005 from $2,702,583 for the year ended June 30, 2004. The increase in interest expense on savings deposits is the result of the 0.33% increase in the institution’s weighted average rate of deposits during the year ended June 30, 2005 and the $6.5 million increase in savings deposits. Interest expense on short-term borrowings increased $105,217 to $138,041 for the year ended June 30, 2005 from $32,824 for the year ended June 30, 2004. Interest expense on long-term borrowings increased $134,373 to $1,803,777 for the year ended June 30, 2005 from $1,669,404 for the year ended June 30, 2004. These increases are the result of the $9.8 million increase in average balances outstanding during the year ended June 30, 2005 in short-term and long-term borrowings. This average balance increase was partially offset by the 0.69% decrease in the weighted average interest rate on the borrowings during the year ended June 30, 2005.

Net Interest Income. Net interest income increased by $983,116, or 15.7%, from $6,278,781 for the year ended June 30, 2005 to $7,261,897 for the year ended June 30, 2005. The increase in net interest income is the result of the increase in outstanding loan balances and the increase in the weighted average interest rate earned on the loan portfolio, partially offset by the increase in interest expense as discussed above. In a rising rate environment, we have the ability to make immediate rate adjustments on our loans priced at prime or a margin thereto, which allows us to increase loan rates at a more rapid speed than the increase in funding costs. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the year ended June 30, 2005.

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

We reversed provisions in the amount of $78,922 from the allowance for loan losses during the year ended June 30, 2005, compared to a $688,000 provision for loan losses made during the year ended June 30, 2004.

During the year ended June 30, 2005 we had net recoveries of $219,316 primarily due to a $309,080 recovery from a commercial loan that was previously charged off. We reversed provisions for loan loss allowances during the year ended June 30, 2005 based upon an analysis of the quality of our loan portfolio and the aforementioned recovery. While future loan loss provision requirements are uncertain, management believes that similar recoveries are unlikely. At June 30, 2005, our level of allowance for loan losses amounted to $1,385,412, or 0.76% of total loans, as compared to $1,245,018 of allowance for loan losses, or 0.69% of total loans at June 30, 2004, which we believe is adequate to absorb any probable losses inherent in our loan portfolio. We increased our allowance for loan losses as a percentage of total loans during the year ended June 30, 2005 as compared to June 30, 2004 due to our decision to take a more conservative approach in estimating probable loan losses. We expect to maintain the level of allowance for loan losses to total loans at approximately 0.76% during the 2006 fiscal year and beyond. We do not maintain an allowance for undisbursed loan commitments.

Non-Interest Income. Non-interest income increased by $221,687 or 5.9% from $3,743,830 for the year ended June 30, 2004 to $3,965,517 for the year ended June 30, 2005. The increase in non-interest income during the year ended June 30, 2005 was primarily attributable to an increase in revenue generated from insurance commissions and from an increase in brokerage fees and commissions. The increase in insurance and noninsured investment commissions is primarily due to an increase in number of sales due to increased emphasis on training and monitoring the sales activities of producers. These trends are expected to continue to produce growth in non-interest income. Insurance commissions increased by $158,254, or 6.7%, from $2,375,598 for the year ended June 30, 2004 to $2,533,852 for the year ended June 30, 2005.

Non-Interest Expense. Non-interest expense increased by $378,833 or 3.9% from $9,785,580 for the year ended June 30, 2004 to $10,164,413 for the year ended June 30, 2005. The increase in non-interest expense for the year ended June 30, 2005 is primarily attributable to an increase in compensation costs, REO expense and occupancy expenses. Compensation and employee benefits increased $230,327, or 4.2% from $5,508,835 at June 30, 2004 to $5,739,162 at June 30, 2005. The increase in compensation expense is primarily due to an increase in commissions paid to employees whose pay is based on a percentage of insurance and noninsured investment commissions that the Company earns. REO expense increased $163,614 from $1,784 at June 30, 2004 to $165,398 at June 30, 2005. The increase in REO expense is primarily due a loss realized on the sale of one property foreclosed on during the fiscal year ended June 30, 2005. The foreclosed loan was a construction loan and significant costs would have been required to finish the construction. We decided to sale the property at a loss rather than incur the additional construction costs and the risk associated with holding the property for an extended period of time. Insurance commissions increased $158,254 for the year ended June 30, 2005. Occupancy and equipment costs increased by $75,272 or 5.9% from $1,267,694 for the year ended June 30, 2004 to $1,342,966 for the year ended June 30, 2005. The increase in occupancy and equipment costs is primarily due to the increase in expenses associated with the Boone Financial Center which opened in the second quarter of the fiscal year ended June 30, 2005.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the years ended June 30, 2005 and 2004. The income tax expense was $493,146 for the year ended June 30, 2005 and the income tax credit was $122,715 for the year ended June 30, 2004. The effective tax rate was higher than expected tax rates for 2005, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

Capital Resources and Liquidity

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At June 30, 2005, we had borrowings of $28.1 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $58.5 million at June 30, 2005. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of June 30, 2005, cash and cash equivalents, a significant source of liquidity, totaled $8.8 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

Asset/Liability Management

The Company’s asset/liability management is focused primarily on evaluating and managing the Company’s net interest income in relation to various risk criteria. Factors beyond the Company’s control, such as the effects of changes in market interest rates and competition, may also have an impact on the management of interest rate risk.

In the absence of other factors, the Company’s overall yield on interest-earning assets will increase, as will its cost of funds on its interest-bearing liabilities, when market rates increase over an extended period of time. Inversely, the Company’s yields and cost of funds will decrease when market rates decline. We are able to manage these fluctuations to some extent by attempting to control the maturity or rate adjustments of our interest-earning assets and interest-bearing liabilities over given periods of time. One of our tools for monitoring interest rate risk is the measurement of the sensitivity of the net portfolio value to changes in interest rates.

In order to minimize the potential effects of adverse material and prolonged increases in market interest rates on the Company’s operations, we have implemented an asset/liability program designed to improve the Company’s interest rate risk exposure. The program emphasizes the originations of three-and five-year fixed-rate balloon mortgages, adjustable-rate mortgages, selling long term fixed-rate loans to the secondary market, shorter term consumer and commercial loans, the investment of excess cash in short or intermediate term interest-earning assets and the solicitation of deposit accounts that can be repriced rapidly in high rate scenarios and longer repricing terms in low rate environments.

Although the Company’s asset/liability management program has generally helped to decrease the exposure of our earnings to interest rate increases, the residual effect of reducing the Company’s historical exposure to interest rate increases is a heightened exposure to interest rate decreases. Additionally, a decline in rates for earning assets may occur more rapidly than a decline in funding costs. Certificates of deposit typically have terms ranging from three to 36 months. Consequently, the rates paid for these deposits cannot be adjusted until the maturity date. Loans priced at prime or a margin thereto provide for adjusting rates immediately when market rates change. In a rising rate environment, the ability to make immediate upward rate adjustments with adjustable-rate loans serves to protect the net interest margin against increases in rates at a more rapid speed than the increase in funding. In a declining rate environment, the rates on prime rate based loans decrease immediately while certificate rates lag causing the interest margin to decline until the certificates mature offering an opportunity for repricing.

We believe the Company’s asset/liability management program continues to function as a useful financial management tool, adequately providing for the safe, sound and prudent management of the Company’s exposure to changes in interest rates.

Net Portfolio Value

All federally regulated financial institutions are required to measure the exposure to changes in interest rates. Institutions with assets of less than $500 million may rely on outside sources of measurement such as those provided by the OTS. The purpose is to determine how changes in interest rates affect the estimated value or Net Portfolio Value (“NPV”) of the insured institution’s statement of financial condition under several immediate or “shock” changes in market rates.

Since the timing of repricing opportunities for interest-earning assets and interest-bearing liabilities are different, the impact of shock changes will have a negative, neutral or positive impact on the NPV of the bank based upon the structure of the bank’s assets and liabilities. Thus, NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

Our banking subsidiary, AF Bank, has historically been a mortgage lender, which means that it generally has longer terms before repricing its assets than it does repricing its interest bearing liabilities or deposit accounts. Therefore, a rising rate environment will have the most negative impact on the NPV of the typical mortgage lender. The following table presents the Company’s NPV at June 30, 2005, as calculated by the OTS, based on information provided to the OTS by the Company.

Table 3. Interest Rate Sensitivity of Net Portfolio Value (NPV)

Net Portfolio Value				NPV as % of PV (5) of Assets
Change in Rates	$ Amount in Thousands	$ Change (1)	% Change (2)	Ratio (3)	Change (4)
+300 bp	21,379	(6,432)	(23)%	10.01%	-261 bp
+200 bp	23,784	(4,026)	(14)%	11.00%	-162 bp
+100 bp	25,997	(1,814)	(7)%	11.89%	-73 bp
0 bp	27,811	—	—	12.62%	—
-100 bp	28,868	1,057	4%	13.05%	43 bp
-200 bp	29,775	1,964	7%	13.44%	82 bp

(1)	Represents the change in NPV from the base (zero change in rates) assuming the indicated change in interest rates.
(2)	Calculated as the percentage of change in the estimated NPV compared to the base scenario.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Represents the change, expressed in basis points (“bp”), in the ratio of NPV to Assets in each scenario compared to the base.
(5)	PV means present value.

At June 30, 2005, the estimated NPV decreased by 23% in a 300 basis point rising interest rate shock scenario compared to an increase of 4% in a 100 basis point falling rate scenario. This compares to a decrease of 8% under a similar rise and a decrease of 3% in a similar decline one year earlier. The interest rate risk is further measured by the basis point decline in the ratio of NPV to PV of assets, defined as the Sensitivity Measure by the OTS.

At June 30, 2005, the decline of the Sensitivity Measure was 162 basis points with a 200 basis point shock decrease in rates compared to a decrease of 35 basis points under a 100 basis point shock at June 30, 2004.

The following table provided by the OTS reflects further measures of the Company’s interest rate risk.

Table 4. Risk Measures: 200 bp Rate Shock

		June 30, 2005	June 30, 2004
Pre-shock NPV Ratio:	NPV as a % of PV of Assets	12.62%	10.44%
Exposure Measure:	Post Shock NPV Ratio	11.00%	10.10%
Sensitivity Measure:	Change in NPV	162 bp	35 bp

Certain shortcomings are inherent in the methodology used in the above table. Modeling changes in NPV require making certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity of the repricing of specific assets and liabilities. Accordingly, although the NPV measurements do provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income. Furthermore, in times of decreasing interest rates, the value of fixed-rate assets could increase in value and the lag in repricing of interest rate sensitive assets could be expected to have a negative effect on the Company because of the timing differences in the repricing opportunities for its interest earning assets and its interest bearing deposits. Interest sensitive assets could be expected to have a positive effect on the Company when interest rates are increasing.

We believe the NPV method of assessing the Company’s exposure to interest risk and potential reductions in net interest income is a useful tool for measuring risk. The strategies that are currently in place to reduce the level of interest rate risk under an increasing rate assumption will reduce the impact of rising rates as long term mortgages are sold and replaced with shorter term mortgages and non-mortgage loans with rates that can be adjusted to more closely simulate market rates of interest.

Future Reporting Requirements

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the years ended June 30, 2005 and 2004. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

Impact of Inflation and Changing Prices

The financial statements and accompanying footnotes have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on the Company’s performance than do the effects of inflation.

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented in Note 17 to the consolidated financial statements. As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 17 Commitments and Contingencies in the Notes to Consolidated Financial Statements provided under Item 7.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AF Financial Group and Subsidiaries

West Jefferson, North Carolina

We have audited the accompanying consolidated statements of financial condition of AF Financial Group and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AF Financial Group and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina
September 6, 2005

Consolidated Statements of Financial Condition

June 30, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents:
Interest-bearing deposits	$2,657,931	$2,498,878
Noninterest-bearing deposits	6,150,597	5,175,174
Securities held to maturity (fair value $153,787 in 2005 and $529,000 in 2004)	153,787	529,000
Securities available for sale	3,891,711	4,315,066
Federal Home Loan Bank stock	1,704,800	1,657,200
Loans	182,627,642	181,400,577
Less allowance for loan losses	(1,385,412)	(1,245,018)

Loans receivable, net	181,242,230	180,155,559
Loans held for sale	1,226,750	1,333,600
Office properties and equipment, net	12,756,375	11,515,179
Accrued interest receivable on loans	886,813	855,408
Accrued interest receivable on investment securities	62,373	66,402
Prepaid expenses and other assets	1,719,280	1,459,810
Deferred income taxes, net	—	381,455
Goodwill	1,648,468	1,676,446

Total assets	$214,101,115	$211,619,177

Liabilities and Stockholders’ Equity
Liabilities:
Savings deposits	$163,976,928	$157,433,544
Short-term borrowings	2,570,544	5,497,818
Long-term borrowings	31,968,407	33,914,162
Accounts payable and other liabilities	1,853,628	1,764,907
Deferred income taxes, net	76,373	—
Redeemable common stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	616,266	534,750

Total liabilities	201,062,146	199,145,181

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,675 shares issued and 1,049,835 shares outstanding at 2005 and 2004	10,537	10,537
Additional paid-in capital	4,687,955	4,653,933
Retained earnings, substantially restricted	8,375,186	7,874,017
Accumulated other comprehensive income	40,171	10,389

	13,113,849	12,548,876
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	13,038,969	12,473,996

Total liabilities and stockholders’ equity	$214,101,115	$211,619,177

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (Loss)

Years ended June 30, 2005 and 2004

	2005	2004
Interest and dividend income:
Loans	$11,693,803	$10,398,702
Investment securities	229,336	241,959
Interest-bearing deposits	71,970	42,931

Total interest and dividend income	11,995,109	10,683,592

Interest expense:
Savings deposits	2,791,394	2,702,583
Short-term borrowings	138,041	32,824
Long-term borrowings	1,803,777	1,669,404

Total interest expense	4,733,212	4,404,811

Net interest income	7,261,897	6,278,781
Provision for loan losses:	(78,922)	668,000

Net interest income after provision for loan losses	7,340,819	5,610,781

Noninterest income:
Insurance commissions	2,533,852	2,375,598
Other	1,431,665	1,368,232

Total noninterest income	3,965,517	3,743,830

Noninterest expense:
Compensation and employee benefits	5,739,162	5,508,835
Occupancy and equipment	1,342,966	1,267,694
Computer processing charges	673,244	627,253
Other	2,409,041	2,381,798

Total noninterest expense	10,164,413	9,785,580

Income (loss) before income taxes	1,141,923	(430,969)
Income taxes (benefit):	493,146	(122,715)

Net income (loss)	$648,777	$(308,254)

Basic earnings (loss) per share	$0.62	$(0.30)

Diluted earnings (loss) per share	$0.62	$(0.30)

Basic weighted average shares outstanding	1,044,791	1,041,091

Diluted weighted average shares outstanding	1,045,185	1,041,091

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2003	10,537	4,619,570	8,346,320	58,737	(74,880)	12,960,284

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(55,338)	—	—	(55,338)
ESOP contribution	—	34,363	37,037	—	—	71,400
Cash dividend, $.20 per share	—	—	(145,748)	—	—	(145,748)
Net loss	—	—	(308,254)	—	—	(308,254)
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax benefit of $31,061	—	—	—	(48,348)	—	(48,348)

Comprehensive loss						(356,602)

Balance, June 30, 2004	10,537	$4,653,933	$7,874,017	$10,389	$(74,880)	$12,473,996

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(81,516)	—	—	(81,516)
ESOP contribution	—	34,022	36,999	—	—	71,021
Cash dividend, $.20 per share	—	—	(103,091)	—	—	(103,091)
Net income	—	—	648,777	—	—	648,777
Other comprehensive income, net of tax:
Unrealized holding income arising during period, net of tax benefit of $19,132	—	—	—	29,782	—	29,782

Comprehensive income						678,559

Balance, June 30, 2005	$10,537	$4,687,955	$8,375,186	$40,171	$(74,880)	$13,038,969

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net income (loss)	$648,777	$(308,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(78,922)	668,000
Depreciation	931,819	885,163
Gain on loans held for sale	(75,606)	(59,607)
Proceeds from loans held for sale	17,574,106	28,095,228
Originations of loans held for sale	(17,391,650)	(28,180,125)
Amortization of deferred loan fees	(135,184)	(131,777)
ESOP expense	71,021	71,400
Deferred income taxes	438,696	(1,171)
Change in operating assets and liabilities:
Accrued interest receivable	(27,376)	(56,302)
Accrued interest payable	(79,729)	36,710
Prepaid expenses and other assets	166,035	(32,957)
Accounts payable and other liabilities	84,412	154,760

Net cash provided by operating activities	2,126,399	1,141,068

Cash flows from investing activities
Purchases of Federal Home Loan Bank stock	(47,600)	(599,900)
Purchases of investments held to maturity	(438,787)	(1,099,000)
Proceeds from maturities of investments held to maturity	814,000	670,000
Purchases of securities available for sale	(1,900,000)	(2,000,000)
Proceeds from principal repayment and maturities of securities available for sale	2,355,753	5,156,158
Net originations of loans receivable	(1,352,377)	(25,645,133)
Recovery (investment) in insurance agency assets	27,978	(80,000)
Purchases of office properties and equipment	(2,267,192)	(3,728,434)
Proceeds from sale of real estate owned	320,000	47,145

Net cash used in investing activities	(2,488,225)	(27,279,164)

Cash flows from financing activities
Net increase in savings deposits	6,627,422	7,867,283
Short-term borrowings (repayments), net	(2,927,274)	11,998,085
Long-term borrowings (repayments), net	(2,100,755)	20,510
Dividends paid	(103,091)	(145,748)

Net cash provided by financing activities	1,496,302	19,740,130

Net increase (decrease) in cash and cash equivalents	1,134,476	(6,397,966)
Cash and cash equivalents
Beginning	7,674,052	14,072,018

Ending	$8,808,528	$7,674,052

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended June 30, 2005 and 2004

	2005	2004
Supplemental disclosures of cash flow information
Cash payments for:
Interest	$4,812,941	$4,368,101
Income taxes	48,540	78,760
Supplemental disclosure of noncash investing and financing activities
Net change in unrealized gain (loss) on securities available for sale, net of tax	$29,782	$(48,348)
Transfer from loans receivable to real estate owned	479,812	22,145
Fair value of ESOP shares in excess of unearned ESOP shares	(44,516)	(18,302)
Transfer from retained earnings to ESOP redeemable common stock	(81,516)	(55,338)

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of AF Financial Group and its wholly owned subsidiaries, AF Bank and AF Insurance Services, Inc., together referred to as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

Business segments

The Company reports its activities in various business segments. In determining appropriate segment definition, the Company considers the materiality of potential segments and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly sensitive to significant change relate to the determination of the allowance for loan losses, mortgage servicing assets and goodwill.

Reclassifications

Certain amounts in the financial statements for the year ended June 30, 2004 have been reclassified to conform to the presentation of the financial statements for the year ended June 30, 2005. The reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

Cash and cash equivalents

For purposes of reporting the statement of cash flows, the Company includes cash on hand and demand deposits at other financial institutions with terms less than 90 days as cash and cash equivalents. Cash flows from loans and deposits are reported net. The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment securities

The Bank has investments in debt and equity securities. Debt securities consist primarily of U.S. Government agency securities, Federal Home Loan Bank bonds, Fannie Mae and Government National Mortgage Association securities and certificates of deposit. Equity securities consist of Federal Home Loan Mortgage Corporation (FHLMC) stock and mutual funds.

Management classifies all debt securities and certain equity securities as trading, available for sale, or held to maturity as individual investment securities are acquired, and thereafter the appropriateness of such classification is reassessed at each statement of financial condition date. Because the Company does not buy investment securities in anticipation of short-term fluctuations in market prices, none of the investment securities are classified as trading in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. All securities have been classified as either available for sale or held to maturity.

Declines in the fair value of individual securities classified as either available for sale or held to maturity below their amortized cost, that are determined to be other than temporary, result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In estimating other

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer of a period of time sufficient to allow for any anticipated recovery in fair value.

Securities available for sale

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but, in the case of debt securities, not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Premiums and discounts are amortized using the interest method over the securities’ contractual lives. Unrealized gains or losses are reported as increases or decreases in equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in income.

Securities held to maturity

Securities classified as held to maturity are those securities for which the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Based on the Company’s financial position and liquidity, management believes the Company has the ability to hold these securities to maturity.

Investment in Federal Home Loan Bank stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock, it has no quoted market value and it is carried at cost. The FHLB stock also collateralizes the Company’s borrowings from the FHLB. Due to the redemption provisions of the FHLB, the Company estimated that the fair value equals cost and that this investment was not impaired at June 30, 2005.

Loans receivable

The Bank grants mortgage, commercial and consumer loans to customers. The Bank’s loan portfolio consists principally of mortgage loans collateralized by first trust deeds on single family residences, other residential property, commercial property and land. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, the loans sold and net deferred loan-origination fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due or impaired. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful according to internal evaluation policies.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors. Market values on mortgage loans originated and intended for sale in the secondary market are determined by discounting future cash flows at current market rates. Mortgage loans held for sale are sold with servicing rights retained. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. The terms of the loans are set by the secondary investors and are transferred to them at par within several weeks of the Bank initially funding the loan. The Bank receives origination fees from borrowers. Between the initial funding of the loans by the Bank and the subsequent reimbursement by the investors, the Bank carries the loans on its statement of financial condition at cost. The Bank has no recourse obligation on loans sold.

Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries) based on the Bank’s evaluation of the potential and inherent risk of losses in its loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon periodic review of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ or change substantially from the assumptions used.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Impaired loans

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, requires that the Bank establish a specific loan allowance on an impaired loan if the present value of the future cash flows discounted using the loan’s effective interest rate is less than the carrying value of the loan. An impaired loan can also be valued based upon its fair value or the market value of the underlying collateral if the loan is primarily collateral dependent. The Bank assesses all loans delinquent more than 90 days for impairment. See Note 3 for further information.

Interest income

SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, which amended SFAS No. 114 requires disclosure of the Bank’s method of accounting for interest income on impaired loans. The Bank does not accrue interest on loans delinquent 90 days or more. In addition, interest accrued up to 90 days is reversed by the establishment of a reserve for uncollectible interest if in the opinion of management collectibility is uncertain. Such interest, if ultimately collected, is credited to income in the period received.

Loan origination fees and related costs

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for actual prepayments.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

Real estate owned

Real estate owned is initially recorded at the estimated fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations of the property are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. Costs relating to improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

Office properties and equipment

Land is carried at cost. Office premises and equipment are stated at cost less accumulated depreciation. Depreciation of premises and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred, while those for improvements are capitalized. The costs and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

Goodwill

Goodwill is the cost of the investment by AF Insurance Services, Inc. in excess of the fair value of net tangible assets acquired at the date of purchase. On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement 142, Goodwill and Other Intangible Assets. Under the provisions of the Statement, on July 1, 2002, the Company eliminated the amortization of goodwill. During the 2005 fiscal year a goodwill impairment test was performed and the Company had no impairment of goodwill, but will reevaluate the carrying value of goodwill annually.

Mortgage Servicing Rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair value. Servicing assets are amortized over the average period of estimated net servicing income. All servicing assets are assessed for impairment based on their fair value.

The Company recorded amortization of mortgage servicing rights of $41,138 for prepayments during the year ended June 30, 2005. The Company recognized impairments of $22,371 during the year ended June 30, 2005.

Employee benefit plans

The Company has deferred compensation and retirement plan agreements for the benefit of the Board of Directors and a key officer. These plans are unfunded and the liabilities are being accrued over the terms of active service. The Company also has an ESOP which covers substantially all of its employees. Contributions to the plan are based on amounts necessary to fund the amortization requirements of the ESOP’s debt to an unrelated third party financial institution, subject to compensation limitations, and are expensed based on the AICPA’s Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

Additionally, the Company has implemented a qualified stock option plan authorizing the grant of up to 14,573 stock options to certain officers and directors, either in the form of incentive stock options or non-incentive stock options. As permitted under the generally accepted accounting principles, grants under the plan are accounted for following the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. All options were fully vested on December 8, 2001.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

Advance payments by borrowers for taxes and insurance

Certain borrowers make monthly payments, in addition to principal and interest, in order to accumulate funds from which the Bank can pay the borrowers’ property taxes and insurance premiums.

Income taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Off-balance sheet credit related financial instruments

The Bank is a party to financial instruments with off-statement of financial condition risk such as commitments to extend credit and home equity lines of credit. Management assesses the risk related to these instruments for potential losses on an ongoing basis. Such financial instruments are recorded when they are funded. No allowance for loan losses is provided against these off-balance sheet commitments.

Earnings per share

SFAS No. 128, Earnings Per Share, requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Basic per-share amounts are computed by dividing net income or loss (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For both computations, the number of shares of common stock purchased by the Company’s employee stock ownership plan which have not been allocated to participant accounts are not assumed to be outstanding.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income in the Company’s financial statements relates solely to unrealized gains and losses on available-for-sale securities.

Insurance Income

Insurance commissions from agency bill policies, or polices where we bill the customer directly, are earned when due as determined by the respective policy. Commissions from direct bill insurance policies, or policies where the insurance companies we represent bill our customers directly, are recorded when received.

Brokerage Income

Brokerage commissions are recognized in income on a trade-date basis.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

Fair value of financial instruments

The estimated fair values required under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented for the fair value of the Company’s financial instruments are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair market value amounts.

Note 2. Debt and Equity Securities

Debt and equity securities have been classified in the statements of financial condition according to management’s intent. The carrying amount of securities and approximate fair values as of June 30 were as follows:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Government agency securities	$1,400,000	$—	$(8,121)	$1,391,879
Fannie Mae and Government National Mortgage Association	1,137,488	14,776	(3,518)	1,148,746
Municipals	287,128	16,934	—	304,062
Equity securities:
Mutual funds	1,000,000	—	(40,384)	959,616
Federal Home Loan Mortgage Corporation common stock	1,117	86,291	—	87,408

	$3,825,733	$118,001	$(52,023)	$3,891,711

Held to maturity securities:
Debt securities:
Certificates of deposit	153,787	—	—	153,787

	$153,787	$—	$—	$153,787

Notes to Consolidated Financial Statements

Note 2. Debt and Equity Securities, continued

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Government agency securities	$1,300,000	$1,248	$(1,405)	$1,299,843
Fannie Mae and Government National Mortgage Association	1,710,449	10,515	(14,876)	1,706,088
Municipals	286,436	13,960	—	300,396
Equity securities:
Mutual funds	1,000,000	3,660	(79,743)	923,917
Federal Home Loan Mortgage Corporation common stock	1,117	83,705	—	84,822

	$4,298,002	$113,088	$(96,024)	$4,315,066

Held to maturity securities:
Debt securities:
Federal Home Loan Bank	$100,000	$—	$—	$100,000
Certificates of deposit	429,000	—	—	429,000

	$529,000	$—	$—	$529,000

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005. These unrealized losses on investment securities are a result of volatility in the market during 2005 and relate to four federal agency securities, one mortgage-back security, and two mutual funds. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$599,250	$750	$792,629	$7,371	$1,391,879	$8,121
Fannie Mae and Government National Mortgage Association	293,226	3,518	—	—	293,226	3,518
Mutual funds	199,779	221	548,540	51,460	748,319	51,681

Total temporarily impaired securities	$1,092,255	$4,489	$1,341,169	$58,831	$2,433,424	$63,320

Notes to Consolidated Financial Statements

Note 2. Debt and Equity Securities, continued

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$498,595	$157	$—	$—	$498,595	$157

Fannie Mae and Government National Mortgage Association	1,117,422	14,877	—	—	1,117,422	14,877

Mutual funds	196,899	3,101	523,358	76,642	720,257	79,743

Total temporarily impaired securities	$1,812,916	$18,135	$523,358	$76,642	$2,336,274	$94,777

The amortized cost and estimated fair value of debt securities at June 30, 2005, by contractual maturity are shown below. Fannie Mae and Government National Mortgage Association securities are not included in the maturity categories because they do not have a single maturity date. Additionally, equity securities and mutual funds are not included in the maturity categories because they do not have contractual maturities.

	Held to maturity securities:		Available for sale securities:
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$153,787	$153,787	$-	$-
Due from one year to five years	—	—	800,000	794,409
Due from five to ten years	—	—	600,000	597,470
Due after ten years	—	—	287,128	304,062
Fannie Mae and Government National Mortgage Association debt securities	—	—	1,137,488	1,148,746
Mutual funds	—	—	1,000,000	959,616
Equity securities	—	—	1,117	87,408

	$153,787	$153,787	$3,825,733	$3,891,711

Notes to Consolidated Financial Statements

Note 3. Loans Receivable

Loans receivable at June 30, 2005 and 2004 consist of the following: (Dollars in thousands)

	2005	2004
One to four-family	$96,368	$94,691
Multifamily	4,171	5,728
Non-residential	27,154	28,958
Land	17,155	13,906
Construction loans	11,416	14,203
Commercial loans	15,972	12,626
Consumer loans	10,611	11,512

	182,847	181,624
Less:
Deferred loan fees	220	223
Allowance for loan losses	1,385	1,245

	$181,242	$180,156

There were $1,226,750 outstanding commitments to sell loans as of June 30, 2005.

The following is an analysis of the allowance for loan losses for the years ended June 30:

	2005	2004
Balance, beginning	$1,245,018	$1,110,684
Provisions for loan losses	(78,922)	668,000
Charge-offs	(214,125)	(603,342)
Recoveries	433,441	69,676

Balance, ending	$1,385,412	$1,245,018

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, requires that the Bank establish a specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to approximately $185,000 and $518,801 at June 30, 2005 and 2004, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Company has determined that specific allowances on these loans are not required. The Company established reserves for uncollectible interest totaling $2,161 and $3,538 at June 30, 2005 and 2004, respectively.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $25,724 and $38,943 during the years ended June 30, 2005 and 2004, respectively. Interest income actually recognized on a cash basis on impaired loans during the years ended June 30, 2005 and 2004 was $14,094 and $24,965, respectively.

The Bank may renegotiate the terms of certain loans to provide a reduction of interest or principal because of deterioration on the financial position of the borrower. These loans are considered troubled debt restructuring. As of June 30, 2005 and 2004, troubled debt restructured loans totaled $1,526,293 and $453,579, respectively.

Notes to Consolidated Financial Statements

Note 4. Loan Servicing

Mortgage loans serviced for others consist of loans sold to Fannie Mae and are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for Fannie Mae were $63,589,523 and $57,642,348 at June 2005 and 2004, respectively.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. At June 30, 2005 and 2004, mortgage servicing assets were $307,660 and $203,734, respectively.

Mortgage servicing rights are amortized into non-interest income in proportion to and over the period of estimated future net servicing income of the underlying financial assets. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized to the extent that the capitalized amount for the stratum exceeds their fair value. The following summarizes mortgage servicing rights activity for the years ended June 30, 2005:

2005
Mortgage servicing asset, beginning of year	$203,734
Capitalized	167,435
Amortization	(41,138)
Other than temporary impairment	(22,371)

Mortgage servicing assets, end of year	$307,660

Note 5. Office Properties and Equipment

Office properties and equipment at June 30 consist of the following:

	2005	2004
Land and land improvements	$2,448,444	$2,448,444
Buildings	10,200,583	8,373,369
Furniture, fixtures, equipment and automobiles	3,948,007	3,838,575
Leasehold improvements	498,496	583,646

	17,095,530	15,244,034
Accumulated depreciation	(4,339,155)	(3,728,855)

	$12,756,375	$11,515,179

Notes to Consolidated Financial Statements

Note 6. Savings Deposits

Savings deposits at June 30 consist of the following:

	2005	2004
Interest bearing checking accounts at 0.65% (2005) and 0.49% (2004)	$23,770,734	$22,723,918
Noninterest bearing checking accounts	18,007,299	13,792,425
Savings accounts at 1.43% (2005) and 1.12% (2004)	39,498,735	42,494,831
Money market demand accounts at 0.49% (2005) and 0.48% (2004)	1,017,283	1,646,249

	82,294,051	80,657,423

Certificates of deposit weighted average rate of 3.05% (2005) and 2.55% (2004) Up to 6.00%	79,827,974	74,727,044
6.00% to 7.60%	1,598,743	1,708,880

	81,426,717	76,435,924

Accrued interest payable	256,160	340,197

	$163,976,928	$157,433,544

Weighted average cost of savings deposits	1.95%	1.62%

At June 30, 2005, scheduled maturities of certificates of deposit are as follows:

	2006	2007	2008	2009	After	Total
0.40% to 5.99%	$56,938,731	$10,738,324	$9,497,243	$620,328	$2,033,348	$79,827,974
6.00% to 7.99%	1,598,743	—	—	—	—	1,598,743

	$58,537,474	$10,738,324	$9,497,243	$620,328	$2,033,348	$81,426,717

The aggregate amount of jumbo certificates of deposit with a denomination of greater than $100,000 was $23,493,607 and $21,368,195 at June 30, 2005 and 2004, respectively. At June 30, 2005, scheduled maturities of jumbo certificates of deposit are as follows:

	Amount	Weighted Average Rate
Maturity period:
Within three months	$6,239,611	3.79%
Three through six months	5,478,409	2.97
Six through twelve months	4,496,670	3.06
Over twelve months	7,278,917	3.84

	$23,493,607	3.48%

Eligible deposits are insured up to $100,000 by the Savings Association Insurance Fund (SAIF) which is administered by the FDIC. At June 30, 2005 the Company had $25,808,340 in uninsured deposits.

Notes to Consolidated Financial Statements

Note 6. Savings Deposits, continued

Interest expense on savings deposits consists of the following for the years ended June 30:

	2005	2004
Interest-bearing checking accounts	$134,116	$122,264
Savings accounts	520,977	543,004
Certificate accounts	2,136,301	2,037,315

	$2,791,394	$2,702,583

Note 7. Short-term and Long-term Borrowings

Short-term borrowings consist of the following at June 30:

	2005	2004
Note payable to AsheCo, M.H.C. at the FHLB overnight rate at 3.63% (1.70% at June 30, 2004).	$300,000	$150,000
Note payable, due in monthly installments of $7,808 including interest at the bank’s prime rate of 6.25% (4.00% at June 30, 2004) with a balloon payment due November 6, 2005. Collateralized by insurance expirations and the right to renew them.	270,544	347,818
FHLB advances at 3.63% (1.40% at June 30, 2004)	2,000,000	5,000,000

	$2,570,544	$5,497,818

Long-term borrowings consist of the following at June 30:

	2005	2004
FHLB advances at weighted average interest rate at June 30, 2005 of 4.57% (4.12% at June 30, 2004)	$26,141,664	$28,143,754
ESOP note payable, interest due quarterly and principal payments due annually at the bank’s prime rate of 6.25% (4.00% at June 30, 2004). Collateralized by stock owned by the ESOP.	33,420	70,420
Capital securities at rate of 10.25% at June 30, 2005 and 2004	5,155,000	5,000,000
Notes payable, unsecured, due in quarterly interest only installments at 5.50% through December 1, 2004, at which time repayments of principal and interest commenced over a period of 60 months with first payment due on January 1, 2005.	638,322	699,988

	$31,968,406	$33,914,162

As of June 30, 2005, the Company had a $1,500,000 outstanding letter of credit from the FHLB used to collateralize public deposits.

Notes to Consolidated Financial Statements

Note 8. Related Party Transactions

AF Bank has had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loan activity to officers and directors of the Company during the years ended June 30, 2005 and 2004 is summarized as follows:

	2005	2004
Balance, beginning	$3,993,172	$3,215,408
Disbursements	601,550	1,948,547
Payments received	(1,733,060)	(1,170,783)

Balance, ending	$2,861,662	$3,993,172

Deposits of directors and officers have terms consistent with those offered to other customers. At June 30, 2005 and 2004, outstanding deposits of directors and officers totaled $2.3 million and $2.0 million, respectively.

Note 9. Capital Securities

On July 16, 2001, AF Capital Trust I (the “Trust”), a Delaware business trust formed by the Company, completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) (the “Capital Securities”) in a private placement as part of a pooled capital securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) of the Company. Total expenses associated with the offering of $168,944 at June 30, 2005 were included in other assets and are being amortized on a straight-line basis over the life of the Subordinated Debentures.

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

Note 10. Stockholders’ Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative

Notes to Consolidated Financial Statements

Note 10. Stockholders’ Equity, continued

regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Bank has established a liquidation account in an amount equal to its net worth as reflected in its latest statement of financial condition used in its final offering circular. The liquidation account will be maintained for the benefit of eligible deposit account holders and supplemental eligible deposit account holders who continue to maintain their deposit accounts in the Bank after the reorganization. Only in the event of a complete liquidation will eligible deposit account holders and supplemental eligible deposit account holders be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted sub account balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Bank subsequent to the reorganization cannot be paid from this liquidation account.

The Bank may not declare or pay a cash dividend on its common stock if its stockholders’ equity would thereby be reduced below either the aggregate amount required for the liquidation account or the minimum regulatory capital requirements imposed by federal regulations.

The Office of Thrift Supervision (OTS) regulations require institutions to maintain amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. At June 30, 2005 and 2004, the Company and the Bank exceeded all of the capital requirements.

Notes to Consolidated Financial Statements

Note 10. Stockholders’ Equity, continued

As of June 30, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$17,774	10.5%	$13,587	8.0%	$—	—%
Bank	$19,255	11.4%	$13,560	8.0%	$16,950	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$14,189	8.4%	$6,794	4.0%	$—	—%
Bank	$17,832	10.5%	$6,780	4.0%	$10,170	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$14,189	6.5%	$8,732	4.0%	$—	—%
Bank	$17,832	8.3%	$8,636	4.0%	$10,794	5.0%

June 30, 2004:

Total Capital to Risk Weighted Assets:
Consolidated	$17,071	10.2%	$13,626	8.0%	$—	—%
Bank	$18,257	10.9%	$13,407	8.0%	$16,759	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$13,485	8.0%	$6,813	4.0%	$—	—%
Bank	$16,974	10.1%	$6,703	4.0%	$10,055	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$13,485	6.8%	$7,977	4.0%	$—	—%
Bank	$16,974	8.6%	$7,893	4.0%	$9,866	5.0%

Under the conversion regulations the Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank’s equity to be reduced below (1) the amount required for the liquidation account; or (2) the net worth requirements imposed by the OTS.

Notes to Consolidated Financial Statements

Note 11. Employee Pension and Incentive Plans

The Company has profit-sharing plans for the benefit of substantially all employees. Contributions are discretionary and totaled $48,424 and $4,395 for the years ended June 30, 2005 and 2004, respectively.

In addition, the Company has 401(k) retirement plans which contain provisions for specified matching contributions by the Company. The Company funds contributions as they accrue and 401(k) plan expense amounted to $111,992 and $104,138 for the years ended June 30, 2005 and 2004, respectively.

Note 12. Employee Stock Ownership Plan

As part of the reorganization, the Company established an ESOP to benefit substantially all employees. The ESOP purchased 36,942 shares of common stock with the proceeds from a loan from a third party financial institution. The note requires annual principal payments of $28,845 plus quarterly interest at the lending institution’s prime rate (6.25% at June 30, 2005). The Company is expected to make quarterly contributions to the ESOP in amounts sufficient to allow the ESOP to make its scheduled principal and interest payments on the note. The ESOP shares are pledged as collateral for the debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on proportion of debt service paid in the year. The debt of the ESOP is recorded as debt in the Company’s accompanying statement of financial condition.

At June 30, 2005, future principal payments are due as follows:

Year Ending June 30:	Amount
2006	$28,845
2007	4,575

Excluding interest, expense of $71,021 and $71,400 during 2005 and 2004, respectively, has been incurred in connection with the ESOP. The expense includes, in addition to the cash contribution necessary to fund the ESOP, $34,022 in 2005 and $34,363 in 2004, which represents the difference between the fair value of the shares which have been released or committed to be released to participants, and the cost of these shares to the ESOP. The Company has credited this amount to paid-in capital in accordance with the provisions of AICPA Statement of Position 93-6.

At June 30, 2005 and 2004, 33,600 and 29,900 shares, respectively, held by the ESOP have been released or committed to be released to the plan’s participants for purposes of computing earnings per share. The fair value of the unallocated shares amounted to approximately $63,500 and $116,200 at June 30, 2005 and 2004, respectively.

The Bank has also recorded, through a reduction in retained earnings, a liability for a put back option, which represents the excess of the fair market value of the total number of ESOP shares over the original cost of the unallocated ESOP shares. The liability recorded under the put back option was $616,266 and $534,750 at June 30, 2005 and 2004, respectively.

In accordance with the ESOP, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of termination. The purchase price of the common stock would be based on the fair market value of the Company’s common stock as of the valuation date. Since the redemption of common stock is outside the control of the Company, the Company’s maximum cash obligation based on the approximate market process of common stock as of the reporting date has been presented outside of stockholders’ equity. The amount presented as redeemable commons tock held by the ESOP in the consolidated balance sheet represents the Company’s maximum cash obligation and has been reflected as a reduction of retained earnings. As of June 30, 2005 and 2004, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

Note 12. Employee Stock Ownership Plan, continued

	2005	2004
Shares held by the ESOP, net of unallocated shares	30,852	29,635

Fair value per share	$19.00	$16.50

Maximum cash obligation	$616,266	$534,750

Notes to Consolidated Financial Statements

Note 13. Deferred Compensation and Retirement Plan Agreements

The Bank has an unfunded deferred compensation agreement providing retirement, disability, and death benefits for directors. Vested benefits under the agreements are payable in monthly installments over a ten-year period upon the director’s death, disability or retirement. The Bank also has a retirement plan for members of the Board of Directors. The Plan states that outside directors with at least ten years of service will receive an amount equal to their annual retainer for ten years after their retirement from the Board. The liability for the benefits is being accrued over the terms of active service of the directors. The amount charged to expense under these plans amounted to $47,895 and $54,880 for the years ended June 30, 2005 and 2004, respectively. The related liability recorded for these plans was $614,924 and $695,716 for the years ended June 30, 2005 and 2004, respectively.

The Company has entered into a salary continuation agreement with the Chief Financial Officer. Under this agreement, the executive will be paid monthly amounts of $5,532, after retirement for a period of forty-three years. This agreement also provides for benefits upon death, disability, a change of control and early retirement. The amount charged to expense under this plan amounted to $39,994 and $62,481 for the years ended June 30, 2005 and 2004, respectively. The related liability record for these plans was $159,112 and $119,118 for the years ended June 30, 2005 and 2004, respectively.

Note 14. Stock Option Plan

The Company’s stockholders approved the Bank’s Stock Option Plan (the “Plan”) on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. The exercise price of the stock options may not be less than the fair market value of the Company’s common stock at the date of grant.

At June 30, 2005, 14,573 options have been granted at an exercise price of $18.50, of which 14,573 options are fully vested and therefore currently exercisable. No options have been exercised to date and all options granted are outstanding at June 30, 2005.

Note 15. Income Tax Matters

Deferred taxes have been provided for certain increases in the Bank’s tax bad debt reserves subsequent to 1987 which are in excess of additions to recorded loan loss allowances. At June 30, 2005, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $870,000, the balance at June 30, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The approximate amount of unrecorded deferred tax liability associated with these historical additions is approximately $340,000. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank’s effective tax rate would increase to the maximum percent under existing law.

Notes to Consolidated Financial Statements

Note 15. Income Tax Matters, continued

The following provides the tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset as of June 30:

	2005	2004
Deferred tax assets
Reserve for loan losses	$449,576	$479,955
Reserve for uncollected interest	13,612	1,364
Deferred compensation	298,422	358,143
Deferred loan fees	84,987	85,872
Other	53,836	55,910
State net economic loss carryforwards	14,767	22,670

	915,200	1,003,914
Less valuation allowance	(14,767)	(22,670)

	900,433	981,244

Deferred tax liabilities
Unrealized gain on securities available for sale	25,807	6,675
Depreciation	439,483	157,670
FHLB stock dividends	60,067	60,061
Prepaid expenses	57,008	—
Deferred loan fees	394,441	375,383

	976,806	599,789

Net deferred tax asset (liability)	$(76,373)	$381,455

During the year ended June 30, 2005, the Company recorded a decrease in the valuation allowance of $7,903 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The provision for income taxes charged to operations for the years ended June 30, 2005 and 2004 consists of the following:

	2005	2004
Current
Federal	$(40,024)	$(143,279)
State	94,474	21,735

Total	54,450	(121,544)
Deferred
Federal	403,970	(1,033)
State	34,726	(138)

Total	438,696	(1,171)

Income tax expense (benefit)	$493,146	$(122,715)

Notes to Consolidated Financial Statements

Note 15. Income Tax Matters, continued

A reconciliation of income taxes computed at the statutory federal income tax rate to the income tax provision follows:

	2005		2004
	Amount	Percent	Amount	Percent
Tax at statutory rate	$388,254	34.0%	$(146,530)	(34.0)%
State tax, net of federal benefit	85,272	7.5	25,332	5.9
Municipal interest income	(21,330)	(1.9)	(18,411)	(4.4)
Nondeductible employee benefits	31,006	2.7	12,715	3.0
Other	9,944	0.9	4,179	1.0

Total	$493,146	43.2%	$(122,715)	(28.5)%

Note 16. Other Noninterest Income and Expense

The major components of other noninterest income for the years ended June 30, 2005 and 2004 are as follows:

	2005	2004
Service charges on deposit accounts	$537,516	$557,538
Cardholder and merchant services income	126,269	96,813
Brokerage fees and commissions	321,654	177,173
Mortgage income	205,230	175,477
Other	240,996	361,231

Total	$1,431,665	$1,368,232

The major components of other noninterest expense for the years ended June 30, 2005 and 2004 are as follows:

	2005	2004
Cleaning, postage and office supplies	$341,431	$340,151
Advertising and promotion	150,581	171,690
Travel, meals, dues and subscriptions	246,225	244,348
Telephone and utilities	267,648	247,579
Training	51,839	116,132
Fees and charges	59,809	68,301
Professional fees and contracted services	555,443	561,298
REO expense	165,398	1,784
Other	570,667	630,515

Total	$2,409,041	$2,381,798

Notes to Consolidated Financial Statements

Note 17. Commitments and Contingencies

The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and equity lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

A summary of the contract amount of the Bank’s exposure to off-statement of financial condition risk, except for undisbursed construction loan funds, is as follows at June 30, 2005:

Notional Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed home equity lines of credit	$10,194,829
Undisbursed consumer lines of credit	4,772,669
Undisbursed commercial lines of credit	4,986,804
Letters of credit	500,000
Commitments outstanding to originate loans	1,449,800

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Home equity lines of credit have variable rates based on the prime rate of interest. Home equity lines are reassessed every five years. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the customer. The collateral held is the underlying real estate. Commercial lines of credit have variable rates tied to prime and are reassessed on an annual basis. Prime at June 30, 2005 was 6.25%.

The Company has entered into operating leases for AF Bank branch locations in Warrensville and Sparta, North Carolina, and also a branch inside Wal-Mart in West Jefferson, North Carolina, and for AF Insurance branches located in Boone, Elkin and Wilkesboro, North Carolina. These leases generally contain renewal options for periods ranging from two to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $152,868 and $167,044 during 2005 and 2004.

Future minimum lease payments under noncancelable operating leases as of June 30, 2005 are:

Year Ending June 30:
2006	$106,794
2007	82,681
2008	53,970
2009	44,400
2010	31,200
After 2010	24,000

Total minimum lease payments	$343,045

Note 18. Dividends Declared

On June 24, 2005, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of June 24, 2005 and payable on July 5, 2005. The dividends declared were accrued and reported in accounts payable and other liabilities in the June 30, 2005 Consolidated Statement of Financial Condition. AsheCo, MHC elected to waive the receipt of dividends declared.

Notes to Consolidated Financial Statements

Note 19. Fair Value of Financial Instruments

The following table reflects a comparison of carrying amounts and the fair values of the financial instruments as of June 30, 2005 and 2004:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash
Interest-bearing	$2,657,931	$2,657,931	$2,498,878	$2,498,878
Noninterest-bearing deposits	6,150,597	6,150,597	5,175,174	5,175,174
Investments	4,045,498	4,045,498	4,844,066	4,844,066
Loans receivable, net	181,242,230	181,964,592	180,155,559	177,639,382
Loans held for sale	1,226,750	1,226,750	1,333,600	1,333,600
Accrued interest receivable	949,186	949,186	921,810	921,810
FHLB stock	1,704,800	1,704,800	1,657,200	1,657,200

Financial liabilities:
Deposits	163,976,928	163,779,345	157,433,544	156,375,461
Borrowings	34,538,951	34,826,767	39,411,980	39,411,980

The fair values utilized in the table were derived using the information described below for the group of instruments listed. It should be noted that the fair values disclosed in this table do not represent market values of all assets and liabilities of the Company and, thus, should not be interpreted to represent the market or liquidation value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and certificates of deposits: The carrying amounts for cash and short-term instruments approximate their fair values.

Investment securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of similar securities.

Loans receivable: The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Certain prepayment assumptions have also been made depending upon the original contractual lives of the loans. The fair value of variable rate loans approximates their carrying value as these loans reprice frequently.

Loans held for sale: The carrying amounts for loans held for sale approximate their fair values.

Accrued interest receivable and accrued interest payable: The fair value of accrued interest receivable and payable is the amount receivable or payable on demand at the statement of financial condition date.

FHLB stock: The fair value of FHLB stock is the stated value by the FHLB.

Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the statement of financial condition date. The fair value of fixed maturity certificates of deposit are estimated based upon the discounted value of contractual cash flows using rates currently offered for deposits with similar remaining maturities.

Borrowings: The fair value of borrowings is estimated based on present values using the current rates at which similar borrowings would be made to borrowers with similar credit ratings and for the same remaining maturities.

Notes to Consolidated Financial Statements

Note 19. Fair Value of Financial Instruments, continued

Off-statement of financial condition instruments: Fair values for the Company’s off-statement of financial condition instruments (loan commitments) are based on fees currently charged for similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value for such commitments is nominal.

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data

The following are the condensed financial statements of AF Financial Group as of and for the years ended June 30, 2005 and 2004:

AF Financial Group

Condensed Balance Sheets

June 30, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents:
Interest-bearing deposits	$11,787	$—
Non interest-bearing deposits	68,276	8,241
Investment in AF Bank	17,903,244	16,983,827
Investment in AF Insurance Services, Inc.	810,997	738,911
Investment in AF Brokerage, Inc.	—	227,894
Investment in AF Capital Trust I	155,000	155,000
Property and equipment, net	—	14,688
Prepaid financing costs, net	168,944	175,421
Other assets	310,985	366,601

Total assets	$19,429,233	$18,670,583

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$282,720	$280,476
Short-term borrowings	300,000	150,000
Long-term borrowings	5,188,420	5,225,420
Deferred income taxes	2,857	5,941
Redeemable common stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	616,266	534,750

Total liabilities	6,390,263	6,196,587

Stockholders equity
Common stock	10,537	10,537
Additional paid-in capital	11,967,650	11,933,628
Retained earnings	1,095,492	594,322
Accumulated other comprehensive income	40,171	10,389

	13,113,850	12,548,876
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	13,038,970	12,473,996

Total liabilities and stockholders’ equity	$19,429,233	$18,670,583

Notes to Consolidated Financial Statements

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data, continued

AF Financial Group

Condensed Statements of Income (Loss)

Years ended June 30, 2005 and 2004

	2005	2004
Equity in earnings of subsidiaries	$1,218,623	$328,335
Income tax credit	275,908	329,091
Professional fees	(238,005)	(311,555)
Interest expense	(519,411)	(514,596)
Other expense	(88,338)	(139,529)

Net income (loss)	$648,777	$(308,254)

AF Financial Group

Condensed Statements of Cash Flows

Years ended June 30, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$648,777	$(308,254)
ESOP expense	71,022	71,400
Deferred income taxes	(3,084)	—
Depreciation and amortization	9,827	18,798
Loss on disposal of office properties and equipment	11,338	—
Change in assets and liabilities:
Equity in earnings of subsidiaries	(1,218,624)	(328,336)
Decrease in other assets	55,616	3,363
Increase in accounts payable and other liabilities	2,244	9,783

Net cash used in operating activities	(422,884)	(533,246)

Cash Flows from Investing Activities:
Equity investment in subsidiaries	—	(50,000)
Dividends received from subsidiaries	484,797	350,000

Net cash provided by investing activities	484,797	300,000

Cash Flows from Financing Activities:
Short-term borrowings, net	150,000	150,000
Long-term borrowings (repayments), net	(37,000)	(37,000)
Cash dividends paid	(103,091)	(145,748)

Net cash provided by (used in) financing activities	9,909	(32,748)

Net increase (decrease) in cash	71,822	(265,994)

Cash, beginning	8,241	274,235

Cash, ending	$80,063	$8,241

Notes to Consolidated Financial Statements

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data, continued

The following are the condensed financial statements of the mutual holding company, AsheCo, M.H.C., as of and for the years ended June 30, 2005 and 2004:

AsheCo, M.H.C.

Condensed Balance Sheets

June 30, 2005 and 2004

	2005	2004
Assets
Interest-bearing deposits	$217,701	$163,390
Investment in AA&G, Inc.	—	261,304
Investment in AF Financial Group	6,685,080	6,395,418
Other assets	328,720	233,242

Total assets	$7,231,501	$7,053,354

Liabilities and Shareholders’ Equity

Liabilities
Accounts payable and other liabilities	$7,020	$10,020

Stockholders’ equity
Additional paid-in capital	5,717,328	5,748,653
Retained earnings	1,486,557	1,289,355
Accumulated other comprehensive income	20,596	5,326

Total shareholders’ equity	7,224,481	7,043,334

Total liabilities and shareholders’ equity	$7,231,501	$7,053,354

AsheCo, M.H.C.

Condensed Statements of Income (Loss)

Years ended June 30, 2005 and 2004

	2005	2004
Interest income	$7,883	$2,424
Equity in earnings (loss) of subsidiaries	354,392	(117,422)
Loss on sale of subsidiary	(133,068)	—
Other expense	(32,006)	(67,083)

Net income (loss)	$197,201	$(182,081)

Notes to Consolidated Financial Statements

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data, continued

AsheCo, M.H.C.

Condensed Statements of Cash Flows

Years ended June 30, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$197,201	$(182,081)
Equity in earnings (loss) of subsidiaries	(354,392)	117,422
Change in assets and liabilities:
Loss on sale of subsidiary	133,068	—
Increase in other assets	(95,478)	(86,327)
Increase (decrease) in accounts payable	(3,000)	7,020

Net cash used in operating activities	(122,601)	(143,966)

Cash Flows from Investing Activities:
Dividends from AF Financial Group	26,912	—
Proceeds from sale of subsidiary	150,000	—

Net cash provided by investing activities	176,912	—

Net increase (decrease) in cash	54,311	(143,966)
Cash, beginning	163,390	307,356

Cash, ending	$217,701	$163,390

Note 21. Segment Reporting

The Company had additional reportable segments: AF Bank, AF Brokerage, Inc. and AF Insurance Services, Inc. As of June 24, 2005, AF Brokerage, Inc. was dissolved as a separate entity and as of June 30, 2005, operated as AF Investments, a subsidiary of AF Bank. The information below includes the operating results of AF Brokerage, Inc. during the 2005 fiscal year prior to the dissolution. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the year ended June 30, 2005 and June 30, 2004 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals

June 30, 2005
Interest income	$—	$12,001	$—	$1	$(7)	$11,995
Interest expense	519	4,163	58	—	(7)	4,733

Net interest income	(519)	7,838	(58)	1	—	7,262
Provision for loan losses	—	(79)	—	—	—	(79)

Net interest income after provision	(519)	7,917	(58)	1	—	7,341
Non-interest income	—	1,388	2,593	322	(338)	3,965
Non-interest expense	326	7,367	2,426	383	(338)	10,164

Income (loss) before income taxes	(845)	1,938	109	(60)	—	1,142
Income taxes	(275)	748	37	(17)	—	493

Net income (loss)	$(570)	$1,190	$72	$(43)	$—	$649

Assets	$429	$211,781	$2,377	$—	$(486)	$214,101

Notes to Consolidated Financial Statements

Note 21. Segment Reporting, continued

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
June 30, 2004
Interest income	$—	$10,691	$—	$—	$(8)	$10,683
Interest expense	514	3,835	63		(8)	4,404

Net interest income	(514)	6,856	(63)	—	—	6,279
Provision for loan losses	—	668	—	—	—	668

Net interest income after provision	(514)	6,188	(63)	—	—	5,611
Non-interest income	—	1,443	2,433	177	(309)	3,744
Non-interest expense	452	6,930	2,392	321	(309)	9,786

Income (loss) before income taxes	(966)	701	(22)	(144)	—	(431)
Income taxes	(329)	251	3	(48)	—	(123)

Net income (loss)	$(637)	$450	$(25)	$(96)	$—	$(308)

Assets	$230	$209,228	$2,302	$193	$(334)	$211,619

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item regarding (i) directors of the Company is set forth under the section captioned “Proposal 1 – Election of Directors”; (ii) Company executive officers is set forth under the section “Proposal 1 – Election of Directors – Executive Officers”; (iii) Section 16(a) compliance is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2005, all of which are incorporated herein by this reference.

The Company has adopted a written Code of Ethics for its principal executive officer and senior financial officer as required by Sarbanes-Oxley and applicable SEC Rules. A copy of our Code of Ethics policy is available on our website at www.afgrp.com.

ITEM 10. EXECUTIVE COMPENSATION

The information requested by this Item is set forth under the section captioned “Proposal 1 – Election of Directors – Directors’ Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2005 both of which are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Security Ownership – Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2005.

The following table sets forth the aggregate information with respect to the Company’s equity compensation plans as in effect as of June 30, 2005.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,573	$18.50	—

Equity compensation plans not approved by security holders	—	—	—

Total	14,573	$18.50	—

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors – Transactions with Certain Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2005.

ITEM 13. EXHIBITS

(a)	Exhibits

	2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

	3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

	4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

	4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”)).

	4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

	10.1	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.2 of the 2003 Form 10-KSB).

10.2	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 1998 (the “1998 Form 10- KSB”).

10.3	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.4	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.5	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.6	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.7	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.8	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.9	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.13 of the 2003 Form 10-KSB).

10.10	Settlement Agreement dated September 24, 2004 by and between James A. Todd and AF Financial Group (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, as filed with the SEC on September 24, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

99.1	Proxy Statement for the 2005 Annual Meeting of Stockholders for AF Financial Group.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors – Principal Accountant Fees and Services” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2005.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AF Financial Group
(Registrant)

Date: September 23, 2005	By:	/s/ Robert E. Washburn
Robert E. Washburn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert E. Washburn	September 23, 2005
Robert E. Washburn
President, Chief Executive Officer and Director

/s/ Wayne R. Burgess	September 23, 2005
Wayne R. Burgess - Director

/s/ Jan R. Caddell	September 23, 2005
Jan R. Caddell - Director

/s/ Kenneth R. Greene	September 23, 2005
Kenneth R. Greene – Director

/s/ Claudia L. Kelley	September 23, 2005
Claudia L. Kelley – Director

/s/ Donald R. Moore	September 23, 2005
Donald R. Moore - Director

/s/ Jimmy D. Reeves	September 23, 2005
Jimmy D. Reeves – Director

/s/ Jerry L. Roten	September 23, 2005
Jerry L. Roten - Director

/s/ Michael M. Sherman	September 23, 2005
Michael M. Sherman – Director

/s/ John D. Weaver	September 23, 2005
John D. Weaver - Director