Form 10QSB
period 2005-09-30
AF FINANCIAL GROUP
filed 2005-11-14
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File No: 0-24479

AF Financial Group

(Exact name of small business issuer as specified in its charter)

Federally Chartered	56-2098545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 East Ashe Street

West Jefferson, North Carolina 28694

(Address of principal executive offices)

(336) 246-4344

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2005 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of September 30, 2005 and June 30, 2005

	September 30, 2005	June 30, 2005
	(Unaudited)	(*)
ASSETS
Cash and cash equivalents:
Interest-bearing deposits	$868,505	$2,657,931
Noninterest-bearing deposits	9,517,973	6,150,597
Securities held to maturity	153,787	153,787
Securities available for sale	3,742,446	3,891,711
Federal Home Loan Bank stock	1,704,800	1,704,800
Loans	183,803,225	182,627,642
Less allowance for loan losses	(1,379,002)	(1,385,412)

Loans receivable, net	182,424,223	181,242,230
Loans held for sale	572,500	1,226,750
Office properties and equipment, net	12,619,807	12,756,375
Accrued interest receivable on loans	933,209	886,813
Accrued interest receivable on investment securities	68,194	62,373
Prepaid expenses and other assets	1,745,364	1,719,280
Goodwill	1,648,468	1,648,468

Total assets	$215,999,276	$214,101,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$167,769,156	$163,976,928
Short-term borrowings	551,412	2,570,544
Long-term borrowings	31,936,376	31,968,407
Accounts payable and other liabilities	1,813,248	1,853,628
Deferred income taxes, net	59,178	76,373
Redeemable common stock held by the ESOP, net of unearned ESOP shares	711,001	616,266

Total liabilities	202,840,371	201,062,146

Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,053,675 issued and 1,049,835 outstanding shares at September 30, 2005 and June 30, 2005	10,537	10,537
Additional paid-in capital	4,698,592	4,687,955
Retained earnings, substantially restricted	8,511,251	8,375,186
Accumulated other comprehensive income	13,405	40,171

	13,233,785	13,113,849
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	13,158,905	13,038,969

Total liabilities and stockholders’ equity	$215,999,276	$214,101,115

See Notes to Condensed Consolidated Financial Statements.

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2005 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

For the Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005	2004
Interest and dividend income:
Loans	$3,096,468	$2,822,741
Investment securities	46,550	55,290
Interest-bearing deposits	45,378	6,474

Total interest income	3,188,396	2,884,505

Interest expense:
Savings deposits	856,769	647,520
Short-term borrowings	11,149	26,342
Long-term borrowings	447,917	440,162

Total interest expense	1,315,835	1,114,024

Net interest income	1,872,561	1,770,481
Provision for loan losses	30,000	80,000

Net interest income after provision for loan losses	1,842,561	1,690,481

Noninterest income:
Insurance commissions	684,694	676,462
Other	413,021	338,305

	1,097,715	1,014,767

Noninterest expense:
Compensation and employee benefits	1,488,103	1,383,355
Occupancy and equipment	338,308	311,828
Computer processing charges	188,348	166,443
Other	498,854	553,139

	2,513,613	2,414,765

Income before income taxes	426,663	290,483
Income taxes	179,301	131,160

Net income	247,362	159,323

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(26,766)	28,217

Comprehensive income	$220,596	$187,540

Basic earnings per share of common stock	$0.24	$0.15

Diluted earnings per share of common stock	$0.24	$0.15

Basic weighted average shares outstanding	1,047,109	1,043,409

Diluted weighted average shares outstanding	1,048,405	1,043,409

Cash dividends declared per share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$247,362	$159,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	80,000
Depreciation	256,433	223,837
Gain on loans held for sale	(15,275)	(17,305)
Proceeds from loans held for sale	5,843,195	2,044,805
Orgination of loans held for sale	(5,173,670)	(1,958,100)
ESOP expense	19,896	16,659
Change in operating assets and liabilities:
Accrued interest receivable	(52,217)	(72,150)
Accrued interest payable	(79,476)	(172,439)
Prepaid expense and other assets	132,304	(219,767)
Accounts payable and other liabilities	78,324	165,984

Net cash provided by operating activities	1,286,876	250,847

Cash Flows from Investing Activities
Increase in Federal Home Loan Bank stock	—	(450,000)
Purchases of investments held to maturity	—	(285,000)
Proceeds from maturities of investments held to maturity	—	290,000
Purchases of securities available for sale	—	(800,000)
Proceeds from principal repayment and maturities of securities available for sale	102,680	1,467,301
Net originations of loans receivable	(1,211,993)	(8,027,702)
Purchases of office properties and equipment	(120,629)	(1,205,413)

Net cash used in investing activities	(1,229,942)	(9,010,814)

Cash Flows from Financing Activities
Net increase in savings deposits	3,753,000	581,284
Short-term borrowings (repayments), net	(2,019,132)	8,752,182
Long-term borrowings (repayments), net	(187,031)	327,687
Dividends paid	(25,821)	(25,773)

Net cash provided by financing activities	1,521,016	9,635,380

Net increase in cash and cash equivalents	1,577,950	875,413
Cash and cash equivalents:
Beginning	8,808,528	7,674,052

Ending	$10,386,478	$8,549,465

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business

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

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2005, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2006.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005. This quarterly report should be read in conjunction with such annual report.

Note 3.	Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the exercise or issuance of all potential common stock instruments such as options, unless the effect is antidilutive (to reduce a loss or increase earnings per share). Shares owned by the Company’s ESOP that have not been committed to be released are not considered to be outstanding for the purposes of computing earnings per share. Earnings per share have been calculated in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans” and Statement of Financial Accounting Standards No. 128: Earnings Per Share.

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended September 30,
	2005	2004
Weighted average shares outstanding	1,047,109	1,043,409
Potentially Dilutive effect of stock options	1,296	—

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,048,405	1,043,409

Note 4.	Dividends Declared

On September 23, 2005, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of October 7, 2005 and payable on October 21, 2005. The dividends declared were accrued and reported in accounts payable and other liabilities in the September 30, 2005 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5.	Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2005	$10,537	$4,687,955	$8,375,186	$40,171	$(74,880)	$13,038,969
Transfer to redeemable common stock net of unearned ESOP shares	—	—	(94,735)	—	—	(94,735)
ESOP contribution	—	10,637	9,259	—	—	19,896
Cash dividend, $.20 per share	—	—	(25,821)	—	—	(25,821)
Net income	—	—	247,362	—	—	247,362
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax benefit of $17,195	—	—	—	(26,766)	—	(26,766)

Comprehensive income						220,596

Balance, September 30, 2005	$10,537	$4,698,592	$8,511,251	$13,405	$(74,880)	$13,158,905

Note 6.	Segment Reporting

The Company had additional reportable segments: AF Bank, AF Brokerage, Inc. and AF Insurance Services, Inc. During the year ended June 30, 2005, AF Brokerage, Inc. was dissolved as a separate entity and as of June 30, 2005, operated as AF Investments, a subsidiary of AF Bank. The information below includes the operating results of AF Brokerage, Inc. during the 2005 fiscal year prior to the dissolution. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended September 30, 2005 and September 30, 2004 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended September 30, 2005
Interest income	$—	$3,190	$—	$(2)	$3,188
Interest expense	133	1,170	15	(2)	1,316

Net interest income	(133)	2,020	(15)	—	1,872
Provision for loan losses	—	30	—	—	30

Net interest income after provision	(133)	1,990	(15)	—	1,842
Non-interest income	—	452	704	(58)	1,098
Non-interest expense	46	1,920	606	(58)	2,514

Income (loss) before income taxes	(179)	522	83	—	426
Income taxes	(57)	204	32	—	179

Net income (loss)	$(122)	$318	$51	$—	$247

Assets	$395	$213,692	$2,355	$(443)	$215,999

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended September 30, 2004
Interest income	$—	$2,886	$—	$—	$(2)	$2,884
Interest expense	131	970	15	—	(2)	1,114

Net interest income	(131)	1,916	(15)	—	—	1,770
Provision for loan losses	—	80	—	—	—	80

Net interest income after provision	(131)	1,836	(15)	—	—	1,690
Non-interest income	—	341	701	62	(89)	1,015
Non-interest expense	76	1,761	570	97	(89)	2,415

Income (loss) before income taxes	(207)	416	116	(35)	—	290
Income taxes	(66)	162	45	(10)	—	131

Net income (loss)	$(141)	$254	$71	$(25)	$—	$159

Assets	$293	$219,023	$2,375	$207	$(446)	$221,452

Item 2.	Management’s Discussion and Analysis

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

Overview

AF Financial Group (the “Company”) is a federally chartered thrift holding company that owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and AF Capital Trust I (a Delaware business trust). The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. The Bank is a federally chartered stock savings bank which was chartered in 1939 and the historical operations of AF Bank have been to provide fixed rate loans for the residents of Ashe County, North Carolina. Over the past several years, we have expanded our market area to include Alleghany, Caldwell, Surry, Watauga and Wilkes counties and have diversified our product lines by engaging in non-residential mortgage and non-mortgage lending and offering insurance and uninsured investment products. In July 1997, we started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina.

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

We are committed to the long-term profitability and success of AF Financial Group. There are a number of positive factors and recent events, which reflect our progress toward our long-term goals during the three months ended September 30, 2005:

•	An increase in net loans of $1.2 million or 0.7%;

•	An increase in savings deposits of $3.8 million or 2.3%

•	Asset growth of $1.9 million or 0.9%;

•	An increase in stockholders’ equity of $119,936 or 0.9%;

•	An increase in net income of $88,040 during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004;

•	An increase in noninterest income of $82,948 or 8.2% during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004;

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 84.5% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

Net income increased $88,040 to $247,362 for the three months ended September 30, 2005 from $159,322 for the three month period ended September 30, 2004. This change is primarily due to an increase in interest income due to the 200 basis point interest rate hike by the Federal Reserve during the twelve months ended September 30, 2005. We believe that a positive upturn in economic indicators will continue to have a positive impact on our net income. At September 30, 2005 we had approximately $61.7 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

Critical Accounting Policies and Estimates

The notes to our audited consolidated financial statements for the year ended June 30, 2005 included in the AF Financial Group 2005 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, the fair value of mortgage servicing assets and asset impairment judgments, including the recoverability of goodwill, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policies to be most critical in their potential effect on our financial position or results of operations:

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

Goodwill

We evaluate the carrying value of goodwill annually by comparing the market value of each reporting segment to the respective total equity at that level. Impairment would then be determined if the equity exceeds the fair value of the reporting unit. This evaluation is subjective as it requires material estimates that may be susceptible to significant change. Goodwill is recorded in our reportable segment, AF Insurance Services, Inc.

Comparison of Financial Condition at September 30, 2005 and June 30, 2005:

Total assets increased by $1.9 million, or 0.9%, to $216.0 million at September 30, 2005 from $214.1 million at June 30, 2005. The increase in assets was primarily the result of an increase of $1.6 million, or 17.9%, in cash and cash equivalents and an increase of $1.2 million, or 0.7%, in net loans receivable, partially offset by a decrease of $654,250 in loans held for sale from June 30, 2005 to September 30, 2005. The increase in net loans receivable is typical for AF Bank, which operates in lending markets that have had sustained loan demand for one to four family mortgage loans over the last several years. One to four family mortgage loans increased $1.9 million from $96.4 million at June 30, 2005 to $98.3 million at September 30, 2005.

Securities available for sale decreased $149,265, or 3.8%, to $3.7 million at September 30, 2005 from $3.9 million at June 30, 2005. This decrease was due to maturing investments. At September 30, 2005, our investment portfolio had $22,017 in net unrealized gains as compared to net unrealized gains of $65,978 at June 30, 2005.

As mentioned above, net loans increased $1.2 million, or 0.7%, to $182.4 million at September 30, 2005 from $181.2 million at June 30, 2005. The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At September 30, 2005		At June 30, 2005
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$98,312	53.89%	$96,368	53.17%
Multi-family	3,473	1.90%	4,171	2.30%
Non-residential	26,115	14.32%	27,154	14.98%
Land	16,855	9.24%	17,155	9.47%
Construction	12,243	6.71%	11,416	6.30%

Total mortgage loans	$156,998	86.06%	$156,264	86.22%

Other loans:
Commercial	$16,505	9.05%	$15,972	8.82%
Consumer loans	10,526	5.77%	10,611	5.85%

Total other loans	$27,031	14.82%	$26,583	14.67%

Gross loans	$184,029	100.88%	$182,847	100.89%

Less:
Unearned discounts and net deferred loan fees	$226	0.12%	$220	0.13%
Allowance for loan losses	1,379	0.76%	1,385	0.76%

	1,605	0.88%	1,605	0.89%

Loans, net	$182,424	100.00%	$181,242	100.00%

Savings deposits increased by $3.8 million, or 2.3%, from $164.0 million at June 30, 2005 to $167.8 million at September 30, 2005. We believe the increase in deposits is attributable to our continuing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings decreased $2.0 million, or 78.6%, to $551,412 at September 30, 2005 from $2.6 million at June 30, 2005. Long-term borrowings decreased $32,031, or 0.1%, to $31.9 million at September 30, 2005 from $32.0 million at June 30, 2005. The decrease in short-term and long-term borrowings was funded by the $3.8 million increase in savings deposits discussed above. Management decided to pay off some borrowings with the increase in savings deposits because interest rates on new deposits were lower than rates on the borrowings that were repaid.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, decreased to $191,490, or 0.09% of total assets, at September 30, 2005 compared to $711,691, or 0.32% of total assets, at September 30, 2004. The Bank recognized total charge-offs of $43,626 during the three months ended September 30, 2005 compared to total charge-offs of $57,973 during the three months ended September 30, 2004. Total recoveries during the three months ended September 30, 2005 decreased to $7,216 for the three months ended September 30, 2005 from $37,428 for the three months ended September 30, 2004. The Bank recognized net charge-offs of approximately $36,410 during the three months ended September 30, 2005 compared to net charge-offs of $20,545 for the three months ended September 30, 2004. The increase in net charge-offs is primarily attributable to a write down of one mortgage loan that was subsequently sold at a foreclosure sale.

Allowance for loan losses to total non-performing assets and to total non performing loans totaled 720.14% at September 30, 2005 compared to 748.87% at June 30, 2005. Allowance for loan losses to total loans totaled 0.75% at September 30, 2005 compared to 0.76% at June 30, 2005. This decrease was primarily attributable to the $6,490 increase in the level of non-performing loans during the three months ended September 30, 2005.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004
	(Dollars in thousands)
Balance at beginning of year	$1,385	$1,245
Provision for loan losses	30	80

Charge-offs:
One- to four-family residential	(25)	(16)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	(18)	(42)

Total charge-offs	(43)	(58)

Recoveries:
One- to four-family residential	1	13
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	6	24

Total recoveries	7	37

Balance at end of period	$1,379	$1,304

	At September 30, 2005	At June 30, 2005
Total loans outstanding	$184,029	$182,847

Allowance for loan losses	$1,379	$1,385

Allowance for loan losses to total loans at end of period	0.75%	0.76%

Allowance for loan losses to total non-performing assets at end of period	720.14%	748.87%

Allowance for loan losses to total non-performing loans at end of period	720.14%	748.87%

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004:

Net income for the three month period ended September 30, 2005 increased $88,040 to $247,362 compared to net income of $159,322 during the same period in 2004. The increase in net income during the three month period was attributable to an increase in interest income and noninterest income partially offset by an increase in interest expense and in noninterest expense.

Interest Income. Interest income increased by $303,891, or 10.5%, from $2,884,505 for the three-month period ended September 30, 2004 to $3,188,396 for the three month period ended September 30, 2005. Interest income from loans increased $273,727, or 9.7%, from $2,822,741 for the three month period ended September 30, 2004 to $3,096,468 for the three month period ended September 30, 2005. The increase in interest income from loans for the three month period was attributable to an increase in the weighted average rate on portfolio loans partially offset by a decrease of $2.8 million in the average volume of outstanding loan balances. The weighted average rate on portfolio loans increased .73% from 5.96% at September 30, 2004 to 6.69% at September 30, 2005, primarily due to the 200 basis point interest rate hike by the Federal Reserve during the twelve months ended September 30, 2005. Total loans decreased $5.6 million from $189.6 million at September 30, 2004 to $184.0 million at September 30, 2005. The decrease in loans during the twelve months ended September 30, 2005 is due to borrowers refinancing to take advantage of lower rates offered on long term fixed rate loans. We sold these long term fixed rate loans to the secondary market, thus reducing our net loans outstanding.

Interest Expense. Interest expense increased by $201,810, or 18.1%, to $1,315,835 for the three month period ended September 30, 2005 from $1,114,025 for the three months ended September 30, 2004. Interest expense on savings deposits increased $209,249 from $647,520 for the three months ended September 30, 2004 to $856,769 for the three months ended September 30, 2005. This increase was primarily attributable to the increase in savings deposits and to an increase of the weighted average rate paid on deposits. Savings deposits increased $9.8 million from $158.0 million at September 30, 2004 to $167.8 million at September 30, 2005. The weighted average rate paid on saving deposits increased .43% from 1.63% at September 30, 2004 to 2.06% at September 30, 2005.

Net Interest Income. Net interest income increased by $102,081, or 5.8%, from $1,770,480 for the three month period ended September 30, 2004 to $1,872,561 for the three month period ended September 30, 2005. The increase in net interest income is the result of the increase in the weighted average interest rate earned on the loan portfolio, partially offset by the increase in interest expense, as discussed above. In a rising rate environment, we have the ability to make immediate rate adjustments on our loans priced at prime or a margin thereto, which allows us to increase loan rates at a more rapid speed than the increase in funding costs. We believe that a positive upturn in economic indicators will have a positive impact on our net income. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the three months ended September 30, 2005.

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

We made a $30,000 provision to the allowance for loan losses during the three month period ended September 30, 2005, compared to a $80,000 provision for loan losses made during the three month period ended September 30, 2004. The decrease in the provision for loan losses was primarily due to the decrease in nonperforming loans at September 30, 2005 compared to September 30, 2004.

During the three month period ended September 30, 2005 we had net charge-offs of $36,410. We made a $30,000 provision to the allowance for loan losses during the three-month period ended September 30, 2005 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At September 30, 2005, our level of allowance for loan losses amounted to $1,379,002, or 0.75% of total loans, as compared to $1,385,412 of allowance for loan losses, or 0.76% of total loans at June 30, 2005, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $82,948, or 8.2%, from $1,014,767 for the three-month period ended September 30, 2004 to $1,097,715 for the three months ended September 30, 2005. The increase in noninterest income during the three-month period ended September 30, 2005 was primarily attributable to increases in transaction fees on deposit accounts. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and an increase in the amount of transaction fees charged for services on deposit accounts. These trends are expected to continue to produce growth in non-interest income.

Non-Interest Expense. Non-interest expense increased by $98,848, or 4.1%, from $2,414,765 for the three months ended September 30, 2004 to $2,513,613 for the three months ended September 30, 2005. The increase in non-interest expense for the three month period ended September 30, 2005 is primarily attributable to an increase in compensation and employee benefits. Compensation and employee benefits increased $104,748, or 7.6%, from $1,383,355 for the three months ended September 30, 2004 to $1,488,103 for the three months ended September 30, 2005. Compensation and employee benefits increased during the three months ended September 30, 2005 primarily due to an increase in the cost of pension and welfare benefits paid for employees. While future increases in benefit costs are uncertain, management believes that similar expenses are likely.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three months ended September 30, 2005 and 2004. The income tax expense was $179,301 for the three months ended September 30, 2005 compared to the income tax expense of $131,160 for the three months ended September 30, 2004. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At September 30, 2005, we had borrowings of $26.1 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $54.5 million at September 30, 2005. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of September 30, 2005, cash and cash equivalents, a significant source of liquidity, totaled $10.4 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the three months ended September 30, 2005 and 2004. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

(a) Not applicable

(b) Not applicable

(c) During the three month period ended September 30, 2005, the Company did not repurchase any of its common stock. The Company does not have a stock repurchase program in place at the present time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

Item 6.	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”)).

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.2 of the 2003 Form 10-KSB).

10.2	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 1998 (the “1998 Form 10-KSB”).

10.3	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.4	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.5	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.6	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.7	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.8	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.9	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.13 of the 2003 Form 10-KSB).

10.10	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated: November 14, 2005	By:	/s/ MELANIE PAISLEY MILLER
Melanie Paisley Miller Chief Financial Officer, Executive Vice President, Secretary, Treasurer