Form 10QSB
period 2005-12-31
AF FINANCIAL GROUP
filed 2006-02-03
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of January 31, 2006 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional	Small Business Disclosure Format: Yes ☐ No ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2005 and June 30, 2005

	December 31, 2005	June 30, 2005
	(Unaudited)	(*)
ASSETS
Cash and cash equivalents:
Interest-bearing deposits	$4,278,587	$2,657,931
Noninterest-bearing deposits	8,517,431	6,150,597
Securities held to maturity	153,787	153,787
Securities available for sale	3,672,371	3,891,711
Federal Home Loan Bank stock	1,704,800	1,704,800

Loans	184,816,645	182,627,642
Less allowance for loan losses	(1,429,532)	(1,385,412)

Loans receivable, net	183,387,113	181,242,230
Loans held for sale	990,500	1,226,750
Office properties and equipment, net	12,576,780	12,756,375
Accrued interest receivable on loans	1,152,010	886,813
Accrued interest receivable on investment securities	21,315	62,373
Prepaid expenses and other assets	1,562,421	1,719,280
Goodwill	1,648,468	1,648,468

Total assets	$219,665,583	$214,101,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$170,865,350	$163,976,928
Short-term borrowings	300,000	2,570,544
Long-term borrowings	32,136,251	31,968,407
Accounts payable and other liabilities	2,199,053	1,853,628
Deferred income taxes, net	57,746	76,373
Redeemable common stock held by the ESOP, net of unearned ESOP shares	688,853	616,266

Total liabilities	206,247,253	201,062,146

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 issued and 1,050,804 outstanding shares at December 31, 2005 and 1,053,675 issued and 1,049,835 outstanding shares at June 30, 2005	10,546	10,537
Additional paid-in capital	4,727,712	4,687,955
Retained earnings, substantially restricted	8,743,776	8,375,186
Accumulated other comprehensive income	11,176	40,171

	13,493,210	13,113,849
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	13,418,330	13,038,969

Total liabilities and stockholders’ equity	$219,665,583	$214,101,115

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2005 has been derived from audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Six Months Ended December 31, 2005 and 2004

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Interest and dividend income:
Loans	$3,242,667	$2,928,697	$6,339,135	$5,751,438
Investment securities	62,048	49,750	108,598	105,040
Interest-bearing deposits	34,581	16,230	79,959	22,704

Total interest income	3,339,296	2,994,677	6,527,692	5,879,182

Interest expense:
Savings deposits	921,158	670,958	1,777,927	1,318,478
Short-term borrowings	3,401	57,538	14,550	83,880
Long-term borrowings	450,549	441,845	898,466	882,007

Total interest expense	1,375,108	1,170,341	2,690,943	2,284,365

Net interest income	1,964,188	1,824,336	3,836,749	3,594,817
Provision for loan losses	39,000	(293,922)	69,000	(213,922)

Net interest income after provision for loan losses	1,925,188	2,118,258	3,767,749	3,808,739

Noninterest income:
Insurance commissions	597,328	572,092	1,282,022	1,248,554
Other	404,107	385,372	817,128	723,677

	1,001,435	957,464	2,099,150	1,972,231

Noninterest expense:
Compensation and employee benefits	1,436,472	1,466,282	2,924,575	2,849,637
Occupancy and equipment	342,592	358,780	680,901	670,608
Computer processing charges	235,857	169,778	424,205	336,221
Other	517,239	754,252	1,016,093	1,307,391

	2,532,160	2,749,092	5,045,774	5,163,857

Income before income taxes	394,463	326,630	821,125	617,113
Income taxes	167,524	144,742	346,825	275,902

Net income	226,939	181,888	474,300	341,211

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(2,229)	5,464	(28,995)	33,681

Comprehensive income	$224,710	$187,352	$445,305	$374,892

Basic earnings per share of common stock	$0.22	$0.17	$0.45	$0.33

Diluted earnings per share of common stock	$0.22	$0.17	$0.45	$0.33

Basic weighted average shares outstanding	1,049,005	1,044,336	1,048,057	1,043,872

Diluted weighted average shares outstanding	1,050,342	1,045,886	1,049,331	1,044,769

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31, 2005 and 2004

	Six Months Ended December 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$474,300	$341,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69,000	(213,922)
Depreciation	518,955	437,922
Gain on loans held for sale	(15,766)	(42,148)
Proceeds from loans held for sale	10,679,836	8,037,398
Orgination of loans held for sale	(10,427,820)	(7,065,850)
ESOP expense	39,331	35,890
Tax benefit from exercise of stock options	1,027	—
Change in operating assets and liabilities:
Accrued interest receivable	(224,139)	(34,082)
Accrued interest payable	104,200	(109,227)
Prepaid expense and other assets	319,045	353,994
Accounts payable and other liabilities	332,137	(86,387)

Net cash provided by operating activities	1,870,106	1,654,799

Cash Flows from Investing Activities
Increase in Federal Home Loan Bank stock	—	(393,800)
Purchases of investments held to maturity	—	(285,000)
Proceeds from maturities of investments held to maturity	—	480,000
Purchases of securities available for sale	—	(1,900,000)
Proceeds from principal repayment and maturities of securities available for sale	167,349	2,065,037
Net originations of loans receivable	(2,213,883)	(6,208,017)
Recovery in insurance agency assets	—	27,978
Purchases of office properties and equipment	(342,177)	(2,091,014)
Proceed from sale of real estate owned	—	80,000

Net cash used in investing activities	(2,388,711)	(8,224,816)

Cash Flows from Financing Activities
Net increase in savings deposits	6,797,510	5,658,389
Short-term borrowings (repayments), net	(2,270,544)	4,409,085
Long-term borrowings (repayments), net	12,844	(348,828)
Net proceeds from common stock issued	17,927	—
Dividends paid	(51,642)	(51,546)

Net cash provided by financing activities	4,506,095	9,667,100

Net increase in cash and cash equivalents	3,987,490	3,097,083
Cash and cash equivalents:
Beginning	8,808,528	7,674,052

Ending	$12,796,018	$10,771,135

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2005, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2006.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Weighted average shares outstanding	1,049,005	1,044,336	1,048,057	1,043,872
Potentially dilutive effect of stock options	1,337	1,550	1,274	897

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,050,342	1,045,886	1,049,331	1,044,769

Note 4. Dividends Declared

On December 19, 2005, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of December 30, 2005 and payable on January 16, 2006. The dividends declared were accrued and reported in accounts payable and other liabilities in the December 31, 2005 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2005	$10,537	$4,687,955	$8,375,186	$40,171	$(74,880)	$13,038,969

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(72,587)	—	—	(72,587)
ESOP contribution	—	20,812	18,519	—	—	39,331
Cash dividend, $.10 per share	—	—	(51,642)	—	—	(51,642)
Net income	—	—	474,300	—	—	474,300
Common stock issued in connection with stock option exercise	9	18,945	—	—	—	18,954
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax benefit of $18,627	—	—	—	(28,995)	—	(28,995)

Comprehensive income						445,305

Balance, December 31, 2005	$10,546	$4,727,712	$8,743,776	$11,176	$(74,880)	$13,418,330

Note 6. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At December 31, 2005, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. A summary of the changes in the Company’s options during the six months ended December 31, 2005 and 2004 is presented below:

	2005	2004
Stock options outstanding at beginning of the year	14,573	21,707
Granted	—	—
Exercised	(969)	—
Terminated	—	(7,134)

Stock options outstanding at the end of the quarter	13,604	14,573

Stock options exercisable at the end of the quarter	13,604	14,573

Note 7. Segment Reporting

The Company had additional reportable segments: AF Bank, AF Brokerage, Inc. and AF Insurance Services, Inc. During the year ended June 30, 2005, AF Brokerage, Inc. was dissolved as a separate entity and as of June 30, 2005, operated as AF Investments, a subsidiary of AF Bank. The information below includes the operating results of AF Brokerage, Inc. during the 2005 fiscal year prior to the dissolution. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended December 31, 2005 and December 31, 2004 is as follows (dollars in thousands):

Three Months Ended December 31, 2005	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$3,340	$—	$(1)	$3,339

Interest expense	133	1,229	14	(1)	1,375

Net interest income	(133)	2,111	(14)	—	1,964
Provision for loan losses	—	39	—	—	39

Net interest income after provision	(133)	2,072	(14)	—	1,925
Non-interest income	—	431	611	(41)	1,001
Non-interest expense	38	1,976	559	(41)	2,532

Income (loss) before income taxes	(171)	527	38	—	394
Income taxes	(55)	206	16	—	167

Net income (loss)	$(116)	$321	$22	$—	$227

Assets	$371	$217,505	$2,239	$(449)	$219,666

Three Months Ended December 31, 2004	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$2,996	$—	$—	$(2)	$2,994

Interest expense	132	1,024	16	—	(2)	1,170

Net interest income	(132)	1,972	(16)	—	—	1,824
Provision for loan losses	—	(294)	—	—	—	(294)

Net interest income after provision	(132)	2,266	(16)	—	—	2,118
Non-interest income	—	371	585	87	(85)	958
Non-interest expense	93	2,030	608	103	(85)	2,749

Income (loss) before income taxes	(225)	607	(39)	(16)	—	327
Income taxes	(72)	237	(15)	(5)	—	145

Net income (loss)	$(153)	$370	$(24)	$(11)	$—	$182

Assets	$346	$219,184	$2,254	$200	$(328)	$221,656

Six Months Ended December 31, 2005	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$6,530	$—	$(3)	$6,527

Interest expense	266	2,399	29	(3)	2,691

Net interest income	(266)	4,131	(29)	—	3,836
Provision for loan losses	—	69	—	—	69

Net interest income after provision	(266)	4,062	(29)	—	3,767
Non-interest income	—	883	1,315	(99)	2,099
Non-interest expense	84	3,896	1,165	(99)	5,046

Income (loss) before income taxes	(350)	1,049	121	—	820
Income taxes	(112)	410	48	—	346

Net income (loss)	$(238)	$639	$73	$—	$474

Assets	$371	$217,505	$2,239	$(449)	$219,666

Six Months Ended December 31, 2004	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$5,882	$—	$—	$(3)	$5,879

Interest expense	263	1,994	30	—	(3)	2,284

Net interest income	(263)	3,888	(30)	—	—	3,595
Provision for loan losses	—	(214)	—	—	—	(214)

Net interest income after provision	(263)	4,102	(30)	—	—	3,809
Non-interest income	—	712	1,286	148	(174)	1,972
Non-interest expense	169	3,791	1,177	201	(174)	5,164

Income (loss) before income taxes	(432)	1,023	79	(53)	—	617
Income taxes	(138)	399	31	(16)	—	276

Net income (loss)	$(294)	$624	$48	$(37)	$—	$341

Assets	$346	$219,184	$2,254	$200	$(328)	$221,656

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

We are committed to the long-term profitability and success of AF Financial Group. There are a number of positive factors and recent events, which reflect our progress toward our long-term goals during the six months ended December 31, 2005:

•	An increase in net loans of $2.1 million or 1.2%;

•	An increase in savings deposits of $6.9 million or 4.2%

•	Asset growth of $5.6 million or 2.6%;

•	An increase in stockholders’ equity of $379,361 or 2.9%;

•	An increase in net income of $133,089 during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004;

•	An increase in noninterest income of $126,919 or 6.4% during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004;

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 83.5% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

Net income increased $45,051 to $226,939 for the three months ended December 31, 2005 from $181,888 for the three month period ended December 31, 2004. Net income increased $133,089, or 39.0%, to $474,300 for the six month period ended December 31, 2005 from $341,211 for the six month period ended December 31, 2004. This change is primarily due to an increase in interest income due to the 200 basis point interest rate hike by the Federal Reserve during the twelve months ended December 31, 2005. We believe that a positive upturn in economic indicators will continue to have a positive impact on our net income. At December 31, 2005 we had approximately $64.7 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments serves to protect the interest margin against increases in rates at a more rapid speed than the increase in funding costs.

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

All loans in the portfolio are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

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

Comparison of Financial Condition at December 31, 2005 and June 30, 2005:

Total assets increased by $5.6 million, or 2.6%, to $219.7 million at December 31, 2005 from $214.1 million at June 30, 2005. The increase in assets was primarily the result of an increase of $4.0 million, or 45.3%, in cash and cash equivalents and an increase of $2.1 million, or 1.2%, in net loans receivable, partially offset by a decrease of $236,250 in loans held for sale from June 30, 2005 to December 31, 2005. The increase in net loans receivable is due to the increase in non-residential loans during the six months ended December 31, 2005. AF Bank operates in lending markets that have had sustained loan demand for non-residential loans over the last several years. Non-residential loans increased $3.3 million from $27.2 million at June 30, 2005 to $30.5 million at December 31, 2005.

Securities available for sale decreased $219,340, or 5.6%, to $3.7 million at December 31, 2005 from $3.9 million at June 30, 2005. This decrease was due to maturing investments. At December 31, 2005, our investment portfolio had $18,356 in net unrealized gains as compared to net unrealized gains of $65,978 at June 30, 2005.

As mentioned above, net loans increased $2.1 million, or 1.2%, to $183.4 million at December 31, 2005 from $181.2 million at June 30, 2005. The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At December 31, 2005		At June 30, 2005
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$96,936	52.86%	$96,368	53.17%
Multi-family	3,741	2.04%	4,171	2.30%
Non-residential	30,485	16.62%	27,154	14.98%
Land	16,524	9.01%	17,155	9.47%
Construction	11,973	6.53%	11,416	6.30%

Total mortgage loans	$159,659	87.06%	$156,264	86.22%

Other loans:
Commercial	$15,042	8.20%	$15,972	8.82%
Consumer loans	10,343	5.64%	10,611	5.85%

Total other loans	$25,385	13.84%	$26,583	14.67%

Gross loans	$185,044	100.90%	$182,847	100.89%

Less:
Unearned discounts and net deferred loan fees	$227	0.12%	$220	0.13%
Allowance for loan losses	1,430	0.78%	1,385	0.76%

	1,657	0.90%	1,605	0.89%

Loans, net	$183,387	100.00%	$181,242	100.00%

Savings deposits increased by $6.9 million, or 4.2%, from $164.0 million at June 30, 2005 to $170.9 million at December 31, 2005. We believe that the increase in deposits is attributable to our continuing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings decreased $2.3 million, or 88.3%, to $300,000 at December 31, 2005 from $2.6 million at June 30, 2005. Long-term borrowings increased $167,844, or 0.5%, to $32.1 million at December 31, 2005 from $32.0 million at June 30, 2005. The decrease in short-term borrowings was funded by the $6.9 million increase in savings deposits discussed above. Management decided to pay off some borrowings with the increase in savings deposits because interest rates on new deposits were lower than rates on the borrowings that were repaid.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $660,208, or 0.30% of total assets, at December 31, 2005 compared to $219,670, or 0.10% of total assets, at December 31, 2004. The Bank recognized total charge-offs of $49,695 during the six months ended December 31, 2005 compared to total charge-offs of $106,447 during the six months ended December 31, 2004. Total recoveries during the six months ended December 31, 2005 decreased to $24,815 for the six months ended December 31, 2005 from $383,354 for the six months ended December 31, 2004. The Bank recognized net charge-offs of approximately $24,880 during the six months ended December 31, 2005 compared to a net recovery of $276,907 for the six months ended December 31, 2004. The net recovery during the six months ended December 31, 2004 is primarily due to a recovery on one commercial loan that was charged off in a prior year.

Allowance for loan losses to total non-performing assets and to total non performing loans totaled 216.53% at December 31, 2005 compared to 748.87% at June 30, 2005. This decrease was primarily attributable to an increase of $475,208 in the level of non-performing loans during the six months ended December 31, 2005. Non-performing loans totaled $185,000 at June 30, 2005 compared to $660,208 at December 31, 2005. The increase in non-performing loans is primarily due to commercial construction loans where the borrower had an unexpected delay in selling the property and to four loans where the borrowers filed bankruptcy during the six months ended December 31, 2005. Due to this increase in non-performing loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $69,000 provision to the allowance for loan losses during the six month period ended December 31, 2005. This additional provision increased the level of allowance for loan losses by $44,120 during the six months ended December 31, 2005. Allowance for loan losses to total loans totaled 0.77% at December 31, 2005 compared to 0.76% at June 30, 2005.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004
	(Dollars in thousands)
Balance at beginning of year	$1,385	$1,245
Provision for loan losses	69	(214)

Charge-offs:
One- to four-family residential	(28)	(16)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	(21)	(90)

Total charge-offs	(49)	(106)

Recoveries:
One- to four-family residential	2	13
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	309
Consumer loans	23	61

Total recoveries	25	383

Balance at end of period	$1,430	$1,308

	At December 31, 2005	At June 30, 2005
Total loans outstanding	$185,044	$182,847

Allowance for loan losses	$1,430	$1,385

Allowance for loan losses to total loans at end of period	0.77%	0.76%

Allowance for loan losses to total non-performing assets at end of period	216.53%	748.87%

Allowance for loan losses to total non-performing loans at end of period	216.53%	748.87%

Comparison of Operating Results for the Three and Six Months Ended December 31, 2005 and 2004:

Net income for the three month period ended December 31, 2005 increased $45,051 to $226,939 compared to net income of $181,888 during the same period in 2004. Net income for the six month period increased $133,089 to $474,300 compared to $341,211 during the six month period ended December 31, 2004. The increase in net income during the three and six month periods was attributable to an increase in interest income and noninterest income partially offset by an increase in interest expense.

Interest Income. Interest income increased by $344,619, or 11.5%, from $2,994,677 for the three month period ended December 31, 2004 to $3,339,296 for the three month period ended December 31, 2005. Interest income increased by $648,510, or 11.0%, from $5,879,182 for the six month period ended December 31, 2004 to $6,527,692 for the six month period ended December 31, 2005. Interest income from loans increased $313,970, or 10.7%, from $2,928,697 for the three month period ended December 31, 2004 to $3,242,667 for the three month period ended December 31, 2005. Interest income from loans increased $587,697, or 10.2%, from $5,751,438 for the six month period ended December 31, 2004 to $6,339,135 for the six month period ended December 31, 2005. The increase in interest income from loans for the three and six month periods was attributable to an increase in the weighted average rate on portfolio loans partially offset by a decrease of $1.5 million in the average volume of outstanding loan balances. The weighted average rate on portfolio loans increased .78% from 6.13% at December 31, 2004 to 6.91% at December 31, 2005, primarily due to the 200 basis point interest rate hike by the Federal Reserve during the twelve months ended December 31, 2005. Total loans decreased $2.6 from $187.6 million at December 31, 2004 to $185.0 million at December 31, 2005. The decrease in loans during the twelve months ended December 31, 2005 is due to borrowers refinancing to take advantage of lower rates offered on long term fixed rate loans. We sold these long term fixed rate loans to the secondary market, thus reducing our net loans outstanding.

Interest Expense. Interest expense increased by $204,767, or 17.5%, to $1,375,108 for the three month period ended December 31, 2005 from $1,170,341 for the three months ended December 31, 2004. Interest expense increased by $406,578, or 17.8%, to $2,690,943 for the six month period ended December 31, 2005 from $2,284,365 for the six months ended December 31, 2004. Interest expense on savings deposits increased $250,200 from $670,958 for the three months ended December 31, 2004 to $921,158 for the three months ended December 31, 2005. Interest expense on savings deposits increased $459,449 from $1,318,478 for the six months ended December 31, 2004 to $1,777,927 for the six months ended December 31, 2005. These increases were primarily attributable to the increase in savings deposits and to an increase of the weighted average rate paid on deposits. Savings deposits increased $7.7 million from $162.8 million at December 31, 2004 to $170.5 million at December 31, 2005. The weighted average rate paid on savings deposits increased .59% from 1.72% at December 31, 2004 to 2.31% at December 31, 2005.

Net Interest Income. Net interest income increased by $139,852, or 7.7%, from $1,824,336 for the three month period ended December 31, 2004 to $1,964,188 for the three month period ended December 31, 2005. Net interest income increased by $241,932, or 6.7%, from $3,594,817 for the six month period ended December 31, 2004 to $3,836,749 for the six month period ended December 31, 2005. The increases in net interest income during the three and six month periods ended December 31, 2005 is the result of the increase in the weighted average interest rate earned on the loan portfolio, partially offset by the increase in interest expense, as discussed above. In a rising rate environment, we have the ability to make immediate rate adjustments on our loans priced at prime or a margin thereto, which allows us to increase loan rates at a more rapid speed than the increase in funding costs. We believe that a positive upturn in economic indicators will have a positive impact on our net income. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the three and six months ended December 31, 2005.

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

We made a $39,000 provision to the allowance for loan losses during the three month period ended December 31, 2005, compared to a net reversal of provisions for loan losses of $293,922 made during the three month period ended December 31, 2004. We made a $69,000 provision to the allowance for loan losses during the six month period ended December 31, 2005, compared to a net reversal of provisions for loan losses of $213,922 made during the six month period ended December 31, 2004. The increases in the amount of the provision expense during the three and six month periods ended December 31, 2005 is primarily due to a $309,080 recovery from a commercial loan that was previously charged off during the six months ended December 31, 2004 resulting in net recoveries for the period of $276,907. Conversely, we had net charge-offs of $24,880 during the six months ended December 31, 2005.

As mentioned above, during the six month period ended December 31, 2005 we had net charge-offs of $24,880. We made a $69,000 provision to the allowance for loan losses during the six month period ended December 31, 2005 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At December 31, 2005, our level of allowance for loan losses amounted to $1,429,532, or 0.77% of total loans, as compared to $1,385,412 of allowance for loan losses, or 0.76% of total loans at June 30, 2005, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $43,971, or 4.6%, from $957,464 for the three month period ended December 31, 2004 to $1,001,435 for the three months ended December 31, 2005. Noninterest income increased by $126,919, or 6.4%, from $1,972,231 for the six month period ended December 31, 2004 to $2,099,150 for the six months ended December 31, 2005. The increase in noninterest income during the three and six month periods ended December 31, 2005 was primarily attributable to increases in transaction fees on deposit accounts and an increase in insurance commissions. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and an increase in the amount of transaction fees charged for services on deposit accounts. These trends are expected to continue to produce growth in non-interest income.

Non-Interest Expense. Non-interest expense decreased by $216,932, or 7.9%, from $2,749,092 for the three months ended December 31, 2004 to $2,532,160 for the three months ended December 31, 2005. Non-interest expense decreased by $118,083, or 2.3%, from $5,163,857 for the six months ended December 31, 2004 to $5,045,774 for the six months ended December 31, 2005. The decrease in non-interest expense for the three and six month periods ended December 31, 2005 is primarily attributable to a decrease in expenses on real estate owned. Expenses on real estate owned decreased $152,308 during the six month period ended December 31, 2005 compared to the six month period ended December 31, 2004. No REO was held by the Company at December 31, 2005 as compared to REO of $250,000 at December 31, 2004.

The decrease in real estate owned expense was partially offset by an increase in computer processing charges. Computer processing charges increased $66,079 from $169,778 for the three months ended December 31, 2004 to $235,857 for the three months ended December 31, 2005. Computer processing charges increased $87,984 from $336,221 for the six months ended December 31, 2004 to $424,205 for the six months ended December 31, 2005. These increases are due to expenses associated with the Bank’s core data processing conversion scheduled to occur during the third quarter of the current fiscal year.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three and six months ended December 31, 2005 and 2004. The income tax expense was $167,524 for the three months ended December 31, 2005 compared to the income tax expense of $144,742 for the three months ended December 31, 2004. The income tax expense was $346,825 for the six months ended December 31, 2005 compared to the income tax expense of $275,902 for the six months ended December 31, 2004. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At December 31, 2005, we had borrowings of $26.1 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $55.0 million at December 31, 2005. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of December 31, 2005, cash and cash equivalents, a significant source of liquidity, totaled $12.8 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

Off Balance-Sheet Arrangements:

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital resources or expenditures that are material to investors.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the three and six months ended December 31, 2005 and 2004. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) During the three and six month periods ended December 31, 2005, the Company did not repurchase any of its common stock. The Company does not have a stock repurchase program in place at the present time.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (“Meeting”) on November 7, 2005. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.	Election of three candidates to the Board of Directors, each to serve for a term of three years.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-Votes
Wayne R. Burgess	914,089	7,864	127,882
Donald R. Moore	912,164	9,789	127,882
Robert E. Washburn	912,164	9,789	127,882

The following six directors were not up for reelection; however, they remain on the board to serve their existing term: Jan R. Caddell, Kenneth R. Greene, Claudia L. Kelley, Jimmy D. Reeves, Jerry L. Roten and Michael M. Sherman.

2.	Ratification of the appointment of Dixon Hughes PLLC as independent auditors for fiscal year ending June 30, 2006.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstained	Broker Non-Votes
920,322	156	1,475	127,882

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

AF Financial Group

Dated February 3, 2006	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer