Form 10QSB
period 2006-03-31
AF FINANCIAL GROUP
filed 2006-05-12
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of March 31, 2006 and June 30, 2005

ASSETS	March 31, 2006	June 30, 2005
	(Unaudited)	(*)
Cash and cash equivalents:
Interest-bearing deposits	$1,442,441	$2,657,931
Noninterest-bearing deposits	9,624,415	6,150,597
Securities held to maturity	—	153,787
Securities available for sale	4,136,050	3,891,711
Federal Home Loan Bank stock	1,701,700	1,704,800

Loans	190,394,687	182,627,642
Less allowance for loan losses	(1,528,706)	(1,385,412)

Loans receivable, net	188,865,981	181,242,230
Loans held for sale	364,600	1,226,750
Office properties and equipment, net	12,962,703	12,756,375
Accrued interest receivable on loans	999,996	886,813
Accrued interest receivable on investment securities	49,496	62,373
Prepaid expenses and other assets	1,468,524	1,719,280
Goodwill	1,648,468	1,648,468

Total assets	$223,264,374	$214,101,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$174,073,020	$163,976,928
Short-term borrowings	300,000	2,570,544
Long-term borrowings	32,083,763	31,968,407
Accounts payable and other liabilities	2,407,420	1,853,628
Deferred income taxes, net	52,461	76,373
Redeemable common stock held by the ESOP, net of unearned ESOP shares	686,340	616,266

Total liabilities	209,603,004	201,062,146

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 issued and 1,050,804 outstanding shares at March 31, 2006 and 1,053,675 issued and 1,049,835 outstanding shares at June 30, 2005	10,546	10,537
Additional paid-in capital	4,738,072	4,687,955
Retained earnings, substantially restricted	8,994,371	8,375,186
Accumulated other comprehensive income (loss)	(6,739)	40,171

	13,736,250	13,113,849
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	13,661,370	13,038,969

Total liabilities and stockholders’ equity	$223,264,374	$214,101,115

See Notes to Condensed Consolidated Financial Statements.

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2005 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

For the Three and Nine Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$3,319,031	$2,889,065	$9,658,166	$8,640,503
Investment securities	63,239	66,707	171,837	171,747
Interest-bearing deposits	59,028	18,908	138,987	41,612

Total interest income	3,441,298	2,974,680	9,968,990	8,853,862

Interest expense:
Savings deposits	1,046,576	703,815	2,824,503	2,022,293
Short-term borrowings	3,784	43,158	18,334	127,038
Long-term borrowings	428,593	458,542	1,327,059	1,340,549

Total interest expense	1,478,953	1,205,515	4,169,896	3,489,880

Net interest income	1,962,345	1,769,165	5,799,094	5,363,982
Provision for loan losses	111,000	85,000	180,000	(128,922)

Net interest income after provision for loan losses	1,851,345	1,684,165	5,619,094	5,492,904

Noninterest income:
Insurance commissions	876,930	679,017	2,158,952	1,927,571
Other	395,739	364,581	1,212,867	1,088,258

	1,272,669	1,043,598	3,371,819	3,015,829

Noninterest expense:
Compensation and employee benefits	1,491,375	1,397,873	4,415,950	4,247,510
Occupancy and equipment	333,173	337,878	1,014,074	1,008,486
Computer processing charges	219,264	167,710	643,469	503,931
Other	618,566	593,418	1,634,659	1,900,809

	2,662,378	2,496,879	7,708,152	7,660,736

Income before income taxes	461,636	230,884	1,282,761	847,997
Income taxes	196,992	98,578	543,817	374,480

Net income	264,644	132,306	738,944	473,517

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(17,915)	(29,814)	(46,910)	3,867

Comprehensive income	$246,729	$102,492	$692,034	$477,384

Basic earnings per share of common stock	$0.25	$0.13	$0.70	$0.45

Diluted earnings per share of common stock	$0.25	$0.13	$0.70	$0.45

Basic weighted average shares outstanding	1,049,929	1,045,260	1,048,672	1,044,328

Diluted weighted average shares outstanding	1,051,695	1,046,858	1,050,112	1,045,214

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended March 31, 2006 and 2005

	Nine Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$738,944	$473,517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	(128,922)
Depreciation	696,597	691,785
Gain on loans held for sale	(26,735)	(67,668)
Proceeds from loans held for sale	13,245,205	11,941,718
Orgination of loans held for sale	(12,356,320)	(11,142,450)
ESOP expense	58,950	53,475
Change in operating assets and liabilities:
Accrued interest receivable	(100,306)	12,326
Accrued interest payable	(111,747)	(204,326)
Prepaid expense and other assets	441,109	316,025
Accounts payable and other liabilities	686,195	212,984

Net cash provided by operating activities	3,451,892	2,158,464

Cash Flows from Investing Activities
Increase in Federal Home Loan Bank stock	3,100	(227,600)
Purchases of investments held to maturity	—	(438,787)
Proceeds from maturities of investments held to maturity	153,787	575,000
Purchases of securities available for sale	(1,000,000)	(1,900,000)
Proceeds from principal repayment and maturities of securities available for sale	278,915	2,146,908
Proceeds from sale of investments available for sale	400,000	—
Net originations of loans receivable	(7,803,751)	(5,164,331)
Recovery in insurance agency assets	—	27,978
Purchases of office properties and equipment	(932,354)	(2,215,058)
Proceed from sale of real estate owned	—	80,000

Net cash used in investing activities	(8,900,303)	(7,115,890)

Cash Flows from Financing Activities
Net increase in savings deposits	10,075,436	6,836,039
Short-term borrowings (repayments), net	(2,270,544)	(3,560,503)
Long-term borrowings (repayments), net	(39,644)	2,620,017
Net proceeds from common stock issued	17,927	—
Tax benefit from exercise of stock options	1,027	—
Dividends paid	(77,463)	(77,319)

Net cash provided by financing activities	7,706,739	5,818,234

Net increase in cash and cash equivalents	2,258,328	860,808
Cash and cash equivalents:
Beginning	8,808,528	7,674,052

Ending	$11,066,856	$8,534,860

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2005, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2006.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average shares outstanding	1,049,929	1,045,260	1,048,672	1,044,328
Potentially dilutive effect of stock options	1,766	1,598	1,440	886

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,051,695	1,046,858	1,050,112	1,045,214

Note 4. Dividends Declared

On March 24, 2006, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of April 7, 2006 and payable on April 21, 2006. The dividends declared were accrued and reported in accounts payable and other liabilities in the March 31, 2006 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2005	$10,537	$4,687,955	$8,375,186	$40,171	$(74,880)	$13,038,969

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(70,074)	—	—	(70,074)
ESOP contribution	—	31,172	27,778	—	—	58,950
Cash dividend, $.15 per share	—	—	(77,463)	—	—	(77,463)
Net income	—	—	738,944	—	—	738,944
Common stock issued in connection with stock option exercise	9	18,945	—	—	—	18,954
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax benefit of $23,912	—	—	—	(46,910)	—	(46,910)

Comprehensive income						692,034

Balance, March 31, 2006	$10,546	$4,738,072	$8,994,371	$(6,739)	$(74,880)	$13,661,370

Note 6. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At March 31, 2006, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. A summary of the changes in the Company’s options during the nine months ended March 31, 2006 and 2005 is presented below:

	2006	2005
Stock options outstanding at beginning of the year	14,573	21,707
Granted	—	—
Exercised	(969)	—
Terminated	—	(7,134)

Stock options outstanding at the end of the quarter	13,604	14,573

Stock options exercisable at the end of the quarter	13,604	14,573

Note 7. Segment Reporting

The Company had additional reportable segments: AF Bank, AF Brokerage, Inc. and AF Insurance Services, Inc. During the year ended June 30, 2005, AF Brokerage, Inc. was dissolved as a separate entity and as of June 30, 2005, operated as AF Investments, a subsidiary of AF Bank. The information below includes the operating results of AF Brokerage, Inc. during the 2005 fiscal year prior to the dissolution. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended March 31, 2006 and March 31, 2005 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended March 31, 2006

Interest income	$—	$3,443	$—	$(2)	$3,441

Interest expense	127	1,341	13	(2)	1,479

Net interest income	(127)	2,102	(13)	—	1,962
Provision for loan losses	—	111	—	—	111

Net interest income after provision	(127)	1,991	(13)	—	1,851
Non-interest income	—	416	891	(34)	1,273
Non-interest expense	102	2,003	591	(34)	2,662

Income (loss) before income taxes	(229)	404	287	—	462
Income taxes	(73)	158	112	—	197

Net income (loss)	$(156)	$246	$175	$—	$265

Assets	$310	$221,080	$2,477	$(603)	$223,264

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended March 31, 2005

Interest income	$—	$2,976	$—	$—	$(1)	$2,975

Interest expense	125	1,070	11	—	(1)	1,205

Net interest income	(125)	1,906	(11)	—	—	1,770
Provision for loan losses	—	85	—	—	—	85

Net interest income after provision	(125)	1,821	(11)	—	—	1,685
Non-interest income	—	353	685	90	(85)	1,043
Non-interest expense	74	1,772	642	94	(85)	2,497

Income (loss) before income taxes	(199)	402	32	(4)	—	231
Income taxes	(69)	156	13	(1)	—	99

Net income (loss)	$(130)	$246	$19	$(3)	$—	$132

Assets	$360	$215,731	$2,228	$197	$(384)	$218,132

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Nine Months Ended March 31, 2006

Interest income	$—	$9,974	$—	$(5)	$9,969

Interest expense	393	3,740	42	(5)	4,170

Net interest income	(393)	6,234	(42)	—	5,799
Provision for loan losses	—	180	—	—	180

Net interest income after provision	(393)	6,054	(42)	—	5,619
Non-interest income	—	1,299	2,206	(133)	3,372
Non-interest expense	186	5,899	1,756	(133)	7,708

Income (loss) before income taxes	(579)	1,454	408	—	1,283
Income taxes	(185)	569	160	—	544

Net income (loss)	$(394)	$885	$248	$—	$739

Assets	$310	$221,080	$2,477	$(603)	$223,264

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Nine Months Ended March 31, 2005

Interest income	$—	$8,858	$—	$1	$(5)	$8,854

Interest expense	388	3,065	42	—	(5)	3,490

Net interest income	(388)	5,793	(42)	1	—	5,364
Provision for loan losses	—	(129)	—	—	—	(129)

Net interest income after provision	(388)	5,922	(42)	1	—	5,493
Non-interest income	—	1,066	1,971	238	(259)	3,016
Non-interest expense	243	5,563	1,819	295	(259)	7,661

Income (loss) before income taxes	(631)	1,425	110	(56)	—	848
Income taxes	(207)	555	42	(16)	—	374

Net income (loss)	$(424)	$870	$68	$(40)	$—	$474

Assets	$360	$215,731	$2,228	$197	$(384)	$218,132

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

We are committed to the long-term profitability and success of AF Financial Group. There are a number of positive factors and recent events, which reflect our progress toward our long-term goals during the nine months ended March 31, 2006:

•	An increase in net loans of $7.6 million or 4.2%;

•	An increase in savings deposits of $10.1 million or 6.2%;

•	Asset growth of $9.2 million or 4.3%;

•	An increase in stockholders’ equity of $622,401 or 4.8%;

•	An increase in net income of $265,427, or 56.1%, during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005;

•	An increase in noninterest income of $355,990 or 11.8% during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005;

•	The completion of a core data processing system conversion for AF Bank that will provide cost savings in future quarters and provide a system that will allow our products and services to be more convenient for our customers.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 85.4% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

Net income increased $132,338 to $264,644 for the three months ended March 31, 2006 from $132,306 for the three month period ended March 31, 2005. Net income increased $265,427, or 56.1%, to $738,944 for the nine month period ended March 31, 2006 from $473,517 for the nine month period ended March 31, 2005. This change is primarily due to an increase in interest income due to the 200 basis point interest rate hike by the Federal Reserve during the twelve months ended March 31, 2006 and an increase in insurance commissions. At March 31, 2006 we had approximately $66.4 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In the rising rate environment that existed during the nine months ended March 31, 2006, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products has allowed us to increase our net interest margin. We believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate hike adjustments.

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

Although we believe that we have established and maintained the ALL at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our ALL as conditions dictate.

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

Comparison of Financial Condition at March 31, 2006 and June 30, 2005:

Total assets increased by $9.2 million, or 4.3%, to $223.3 million at March 31, 2006 from $214.1 million at June 30, 2005. The increase in assets was primarily the result of an increase of $2.3 million, or 25.6%, in cash and cash equivalents and an increase of $7.6 million, or 4.2%, in net loans receivable, partially offset by a decrease of $862,150 in loans held for sale from June 30, 2005 to March 31, 2006. The increase in cash and cash equivalents is the result of the $10.1 million increase in savings deposits. The increase in net loans receivable is primarily due to the increases in one-to four family and non-residential loans during the nine months ended March 31, 2006. AF Bank operates in lending markets that have had sustained loan demand for mortgage loans over the last several years. One-to-four family mortgage loans increased $3.5 million from $96.4 million at June 30, 2005 to $99.9 million at March 31, 2006. Non-residential loans increased $3.1 million from $27.1 million at June 30, 2005 to $30.2 million at March 31, 2006.

Securities available for sale increased $244,339, or 6.3%, to $4.1 million at March 31, 2006 from $3.9 million at June 30, 2005. This increase was due to the purchase of investments totaling $1.0 million partially offset by the sell of two investments totaling $400,000 and the $278,915 proceeds received from principal payments on mortgage backed securities. At March 31, 2006, our investment portfolio had $4,844 in net unrealized losses as compared to net unrealized gains of $65,978 at June 30, 2005.

As mentioned above, net loans increased $7.6 million, or 4.2%, to $188.9 million at March 31, 2006 from $181.2 million at June 30, 2005. The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At March 31, 2006		At June 30, 2005
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$99,903	52.90%	$96,368	53.17%
Multi-family	4,246	2.25%	4,171	2.30%
Non-residential	30,246	16.01%	27,154	14.98%
Land	17,894	9.47%	17,155	9.47%
Construction	11,716	6.20%	11,416	6.30%

Total mortgage loans	$164,005	86.83%	$156,264	86.22%

Other loans:
Commercial	$16,783	8.89%	$15,972	8.82%
Consumer loans	9,839	5.21%	10,611	5.85%

Total other loans	$26,622	14.10%	$26,583	14.67%

Gross loans	$190,627	100.93%	$182,847	100.89%

Less:
Unearned discounts and net deferred loan fees	$232	0.12%	$220	0.13%
Allowance for loan losses	1,529	0.81%	1,385	0.76%

	1,761	0.93%	1,605	0.89%

Loans, net	$188,866	100.00%	$181,242	100.00%

Savings deposits increased by $10.1 million, or 6.2%, from $164.0 million at June 30, 2005 to $174.1 million at March 31, 2006. We believe that the increase in deposits is attributable to our continuing effort to increase balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our marketing efforts in this area and to offer new products to increase lower cost core deposits.

Short-term borrowings decreased $2.3 million, or 88.3%, to $300,000 at March 31, 2006 from $2.6 million at June 30, 2005. Long-term borrowings increased $115,356, or 0.4%, to $32.1 million at March 31, 2006 from $32.0 million at June 30, 2005. The decrease in short-term borrowings was funded by the $10.1 million increase in savings deposits discussed above. Management decided to pay off some borrowings with the increase in savings deposits because interest rates on new deposits were lower than rates on the borrowings that were repaid.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $1,215,837, or 0.54% of total assets, at March 31, 2006 compared to $366,930, or 0.17% of total assets, at March 31, 2005. The increase in the level of non-performing loans is primarily due to one nonresidential mortgage loan that was over 90 days delinquent as of March 31, 2006. Management believes that the Bank has sufficient collateral and does not anticipate a loss on this loan. The Bank recognized total charge-offs of $64,305 during the nine months ended March 31, 2006 compared to total charge-offs of $126,452 during the nine months ended March 31, 2005. Total recoveries during the nine months ended March 31, 2006 decreased to $27,600 for the nine months ended March 31, 2006 from $425,292 for the nine months ended March 31, 2005. The Bank recognized net charge-offs of approximately $36,705 during the nine months ended March 31, 2006 compared to a net recovery of $298,840 for the nine months ended March 31, 2005. The net recovery during the nine months ended March 31, 2005 is primarily due to a recovery on one commercial loan that was charged off in a prior year.

The ALL to total non-performing assets and to total non performing loans totaled 125.73% at March 31, 2006 compared to 748.87% at June 30, 2005. This decrease was primarily attributable to an increase in the level of non-performing loans during the nine months ended March 31, 2006. Non-performing loans totaled $185,000 at June 30, 2005 compared to $1,215,837 at March 31, 2006. The increase in non-performing loans is primarily due to one nonresidential commercial loan that was over 90 days delinquent at March 31, 2006. Due to this increase in non-performing loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $180,000 provision to the ALL during the nine month period ended March 31, 2006. This additional provision increased the level of the ALL by $143,294 during the nine months ended March 31, 2006. The ALL to total loans totaled 0.80% at March 31, 2006 compared to 0.76% at June 30, 2005.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Nine Months Ended March 31, 2006	For the Nine Months Ended March 31, 2005
	(Dollars in thousands)
Balance at beginning of year	$1,385	$1,245
Provision for loan losses	180	(129)

Charge-offs:
One- to four-family residential	(28)	(16)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	(36)	(110)

Total charge-offs	(64)	(126)

Recoveries:
One- to four-family residential	2	13
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	342
Consumer loans	26	70

Total recoveries	28	425

Balance at end of period	$1,529	$1,415

	At March 31, 2006	At June 30, 2005
Total loans outstanding	$190,627	$182,847

Allowance for loan losses	$1,529	$1,385

Allowance for loan losses to total loans at end of period	0.80%	0.76%

Allowance for loan losses to total non-performing assets at end of period	125.73%	748.87%

Allowance for loan losses to total non-performing loans at end of period	125.73%	748.87%

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2006 and 2005:

Net income for the three-month period ended March 31, 2006 increased $132,338 to $264,644 compared to net income of $132,306 during the same period in 2005. Net income for the nine-month period increased $265,427 to $738,944 compared to $473,517 during the nine-month period ended March 31, 2005. The increase in net income during the three-and nine-month periods was attributable to an increase in interest income and noninterest income partially offset by an increase in interest expense.

Interest Income. Interest income increased by $466,618, or 15.7%, from $2,974,680 for the three-month period ended March 31, 2005 to $3,441,298 for the three-month period ended March 31, 2006. Interest income increased by $1,115,128, or 12.6%, from $8,853,862 for the nine-month period ended March 31, 2005 to $9,968,990 for the nine-month period ended March 31, 2006. Interest income from loans increased $429,966, or 14.9%, from $2,889,065 for the three-month period ended March 31, 2005 to $3,319,031 for the three-month period ended March 31, 2006. Interest income from loans increased $1,017,663, or 11.8%, from $8,640,503 for the nine-month period ended March 31, 2005 to $9,658,166 for the nine-month period ended March 31, 2006. The increase in interest income from loans for the three-and nine-month periods was attributable to an increase in the weighted average rate on portfolio loans and an increase in the outstanding loan balances. The weighted average rate on portfolio loans increased ..78% from 6.27% at March 31, 2005 to 7.05% at March 31, 2006, primarily due to the 200 basis point interest rate hike by the Federal Reserve during the twelve months ended March 31, 2006. Total loans increased $3.4 million from $187.2 million at March 31, 2005 to $190.6 million at March 31, 2006.

Interest Expense. Interest expense increased by $273,438, or 22.7%, to $1,478,953 for the three-month period ended March 31, 2006 from $1,205,515 for the three-months ended March 31, 2005. Interest expense increased by $680,016, or 19.5%, to $4,169,896 for the nine-month period ended March 31, 2006 from $3,489,880 for the nine months ended March 31, 2005. Interest expense on savings deposits increased $342,761 from $703,815 for the three months ended March 31, 2005 to $1,046,576 for the three months ended March 31, 2006. Interest expense on savings deposits increased $802,210 from $2,022,293 for the nine months ended March 31, 2005 to $2,824,503 for the nine months ended March 31, 2006. These increases were primarily attributable to the increase in savings deposits and to an increase of the weighted average rate paid on deposits. Savings deposits increased $9.9 million from $164.2 million at March 31, 2005 to $174.1 million at March 31, 2006. The weighted average rate paid on savings deposits increased .75% from 1.80% at March 31, 2005 to 2.55% at March 31, 2006.

Net Interest Income. Net interest income increased by $193,180, or 10.9%, from $1,769,165 for the three- month period ended March 31, 2005 to $1,962,345 for the three-month period ended March 31, 2006. Net interest income increased by $435,112, or 8.1%, from $5,363,982 for the nine-month period ended March 31, 2005 to $5,799,094 for the nine-month period ended March 31, 2006. The increases in net interest income during the three-and nine-month periods ended March 31, 2006 is the result of the increase in the weighted average interest rate earned on the loan portfolio, partially offset by the increase in interest expense, as discussed above. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the three-and nine-months ended March 31, 2006.

All loans in the portfolio are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Although we believe that we have established and maintained the ALL at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

We made a $111,000 provision to the allowance for loan losses during the three-month period ended March 31, 2006, compared to a provision for loan losses of $85,000 made during the three-month period ended March 31, 2005. We made a $180,000 provision to the ALL during the nine-month period ended March 31, 2006, compared to a net reversal of provision for loan losses of $128,922 made during the nine-month period ended March 31, 2005. The increases in the amount of the provision expense during the nine-month period ended March 31, 2006 is primarily due to a $309,080 recovery from a commercial loan that was previously charged off during the nine-months ended March 31, 2005 resulting in net recoveries for the period of $298,840. Conversely, we had net charge-offs of $36,705 during the nine months ended March 31, 2006.

As mentioned above, during the nine-month period ended March 31, 2006 we had net charge-offs of $36,705. We made a $180,000 provision to the ALL during the nine-month period ended March 31, 2006 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At March 31, 2006, our level of ALL amounted to $1,528,706, or 0.80% of total loans, as compared to $1,385,412 of ALL, or 0.76% of total loans at June 30, 2005, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $229,071, or 22.0%, from $1,043,598 for the three- month period ended March 31, 2005 to $1,272,669 for the three months ended March 31, 2006. Noninterest income increased by $355,990, or 11.8%, from $3,015,829 for the nine-month period ended March 31, 2005 to $3,371,819 for the nine months ended March 31, 2006. The increase in noninterest income during the three-and nine-month periods ended March 31, 2006 was primarily attributable to increases in transaction fees on deposit accounts and an increase in insurance commissions. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and an increase in the amount of transaction fees charged for services on deposit accounts. These trends are expected to continue to produce growth in non-interest income. The increase in insurance commissions is primarily due to an increase in contingency income received from the insurance companies we represent as compared to the same time period in 2005. The increase in contingency income is due to an improved claims ratio and the increased volume of business we place with the carriers we represent.

Non-Interest Expense. Non-interest expense increased by $165,499, or 6.6%, from $2,496,879 for the three months ended March 31, 2005 to $2,662,378 for the three months ended March 31, 2006. Non-interest expense increased by $47,416, or 0.6%, from $7,660,736 for the nine months ended March 31, 2005 to $7,708,152 for the nine months ended March 31, 2006. The increase in non-interest expense for the three-and nine-month periods ended March 31, 2006 is primarily attributable to an increase in compensation and employee benefit expense and an increase in computer processing charges partially offset by a decrease in expenses on real estate owned. Compensation and employee benefit increased during the three and nine months ended March 31, 2006 due to an increase in salaries and an increase in overtime expenses paid. Increased overtime expenses are due to the Bank’s core data processing conversion that occurred during the third quarter of the current fiscal year.

Computer processing charges increased $51,554 from $167,710 for the three months ended March 31, 2005 to $219,264 for the three months ended March 31, 2006. Computer processing charges increased $139,538 from $503,931 for the nine months ended March 31, 2005 to $643,469 for the nine months ended March 31, 2006. These increases are due to expenses associated with the Bank’s core data processing conversion. Expenses on real estate owned decreased $164,235 during the nine-month period ended March 31, 2006 compared to the nine-month period ended March 31, 2005. No REO was held by the Company at March 31, 2006 as compared to REO of $240,000 at March 31, 2005.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three and nine months ended March 31, 2006 and 2005. The income tax expense was $196,992 for the three months ended March 31, 2006 compared to the income tax expense of $98,578 for the three months ended March 31, 2005. The income tax expense was $543,817 for the nine months ended March 31, 2006 compared to the income tax expense of $374,480 for the nine months ended March 31, 2005. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At March 31, 2006, we had borrowings of $26.1 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $67.5 million at March 31, 2006. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of March 31, 2006, cash and cash equivalents, a significant source of liquidity, totaled $11.1 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

Off Balance-Sheet Arrangements:

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital resources or expenditures that are material to investors. The Company has executed a letter of intent to participate in a $5.0 million trust preferred issuance during the first quarter of the 2007 fiscal year. At approximately the same time this new issuance settles, the Company intends to pay off the existing $5.0 million trust preferred issuance. The Company will have to pay an early redemption cost of approximately $384,375. This amount is expected to be expensed during the first quarter of the 2007 fiscal year. The Company expects that the new issuance will be priced at a floating rate of LIBOR plus 150 basis points compared to the current issuance which is at a fixed rate of 10.25%.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the three and nine months ended March 31, 2006 and 2005. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

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

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that the controls and procedures ensure that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”)).

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employment Agreement between AF Bank and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.2 of the 2003 Form 10-KSB).

10.2	Employment Agreement with Martin G. Little, Senior Vice President and Chief Lending Officer (Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 1998 (the “1998 Form 10-KSB”).

10.3	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.4	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.5	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.6	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.7	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.8	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.9	Employment Agreement between AF Financial Group and Melanie Paisley Miller dated November 18, 2002 (Incorporated by reference to Exhibit 10.13 of the 2003 Form 10-KSB).

10.10	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated May 12, 2006	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer