Form 10KSB
period 2006-06-30
AF FINANCIAL GROUP
filed 2006-09-27
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

Common Stock, par value $0.01 per share

Title of Class

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB, or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)    Yes  ☐    No  ☒

The revenues for the issuer’s fiscal year ended June 30, 2006 are $18,097,948.

The issuer had 1,050,804 shares of common stock outstanding as of August 31, 2006. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2006 was $8,104,659.

Documents Incorporated by Reference.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

AF Financial Group (the “Company”) is a federally chartered thrift holding company which owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and AF Capital Trust I (a Delaware business trust). The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. The Bank is a federally chartered stock savings bank which was chartered in 1939 and the historical operations of AF Bank have been to provide fixed rate loans for the residents of Ashe County, North Carolina. Over the past several years, we have expanded our market area to include Alleghany, Caldwell, Surry, Watauga and Wilkes counties and have diversified our product lines by engaging in non-residential mortgage and non-mortgage lending and offering insurance and uninsured investment products. In July 1997, we started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and Wilkesboro, North Carolina. AF Bank operates 7 branches throughout its expanded market area.

During the fourth quarter of the 2005 fiscal year, AF Financial Group dissolved the broker/dealer subsidiary, AF Brokerage, Inc. We continue to offer the same level of service through a third party relationship that AF Bank has entered into with LaSalle Street Securities. This structure allows us to offer a full array of investment products, including fixed-rate and variable annuities and mutual funds while reducing expenses associated with maintaining an independent broker/dealer registration. This third party relationship operates as a division of AF Bank under the name AF Investments.

At June 30, 2006, we had total assets of $229.4 million, net loans of $193.9 million, deposits of $177.0 million and stockholders’ equity of $14.0 million. We realized net income of $1,020,823 for the year ended June 30, 2006 compared to net income of $648,777 for the year ended June 30, 2005. The Company’s operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions, and the cost of interest-bearing savings deposits and other borrowings. The primary interest-earning asset of the Company is its mortgage loan portfolio, representing 85.2% of gross loans with approximately 53.3% of portfolio mortgage loans at fixed rates as of June 30, 2006. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve Board (“FRB”). This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of changing rates to the Bank’s earnings and to the new market value of its assets and liabilities. Historically, mortgage lenders have made loans and funded those loans with core and short-term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. We have reduced our exposure to rising rates by limiting the term or the time to reprice of loans that we retain in our portfolio. Generally, the Bank sells mortgage loans with terms exceeding 15 years unless the loan documents permit us to re-price the loan at an interval of ten years or less. Non-mortgage loans have rates that allow for adjustment as the prime rate changes, where possible, and where non-mortgage loans are made with fixed terms, the terms typically do not exceed five years.

We also offer consumer loans, including automobile and home improvement loans. At June 30, 2006, consumer loans constituted approximately 5.0% of portfolio loans. In addition, we offer commercial loans to businesses in Ashe, Alleghany and Watauga counties and to areas adjacent to those counties. Commercial loans generally have rates based on the prime rate of interest that more closely reflects prevailing market interest rates than do fixed rate products or other rate indices. Consumer and commercial loans also generally have shorter terms and greater interest rate sensitivity than mortgage loans. Funding for loan originations has been provided by marketing savings and checking accounts, competitively pricing certificates of deposit, and borrowing from the Federal Home Loan Bank of Atlanta (“FHLB”). Deposits increased $13.0 million as the result of normal business activities and FHLB advances increased $497,720 during the year ended June 30, 2006.

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

The Company receives fee income primarily from loan origination fees; late loan payments fees; commissions from the sale of credit life; accident and health insurance; deposit transaction fees; insurance commissions generated from AF Insurance Services, Inc.; commission income generated from AF Investments, a division of AF Bank through our third party relationship with a broker/dealer; and from payment for other services provided to customers by the Company.

Major non-interest costs to the Company include compensation and benefits; occupancy and equipment; information technology costs; and provision for loan losses. Other external factors that affect the operating results of the Company include changes in government and accounting regulations and changes in the competitive dynamics within the Company’s market area.

Our executive offices are located at 21 East Ashe Street, West Jefferson, North Carolina 28694-0026. Our telephone number is (336) 246-4344. We maintain a website at www.afgrp.com on which we will post all reports we file with the SEC under Section 13(a) and Section 16 of the Securities Exchange Act of 1934. You can review these reports free of charge by clicking on “About AF Financial” on the homepage of AF Financial Group, proceeding to “Investor Relations” and then to “reports filed with the SEC.” We also post on this site our key corporate governance documents, including our board committee charters and our code of ethics. Information on our website is not, however, a part of this report.

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

The Company has substantial competition for each of the deposits it accepts, the loans it makes and for insurance and investment services. In the Bank’s three county market area (Alleghany, Ashe and Watauga) there are 15 banks and thrifts, including the four largest banks in North Carolina. AF Bank has the fourth largest deposit base in its combined three county market area with a 12.4% market share. In our home market of Ashe County, we have a 26.9% market share. We compete for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. Insurance and investment sales are service oriented as well as price sensitive. We, like our competitors, are affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities’ actions. Changes in the ratio of demand for loans relative to the availability of credit may attract additional competition from financial institutions which may have greater resources than our Company, but which have not generally engaged in lending activities in our market area in the past and from credit unions that can expand into our market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See”—Regulation.”

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

	At June 30,
	2006		2005		2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$100,198	51.68%	$96,368	53.17%	$94,691	52.56%	$88,725	56.78%	$80,952	56.38%
Multi-family	4,179	2.15%	4,171	2.30%	5,728	3.18%	6,226	3.98%	6,142	4.28%
Non-residential	29,779	15.35%	27,154	14.98%	28,958	16.07%	18,873	12.08%	15,196	10.59%
Land	17,929	9.24%	17,155	9.47%	13,906	7.72%	7,961	5.11%	8,008	5.58%
Construction	14,660	7.56%	11,416	6.30%	14,203	7.88%	9,383	6.00%	10,329	7.20%

Total mortgage loans	$166,745	85.98%	$156,264	86.22%	$157,486	87.41%	$131,168	83.95%	$120,627	84.03%

Other loans:
Commercial	$19,221	9.91%	$15,972	8.82%	$12,626	7.01%	$15,186	9.72%	$10,784	7.51%
Consumer loans	9,782	5.04%	10,611	5.85%	11,512	6.39%	11,227	7.18%	13,512	9.41%

Total other loans	$29,003	14.95%	$26,583	14.67%	$24,138	13.40%	$26,413	16.90%	24,296	16.92%

Gross loans	$195,748	100.93%	$182,847	100.89%	$181,624	100.81%	$157,581	100.85%	$144,923	100.95%

Less:
Undisbursed loan funds	—	—%	—	—%	—	—%	—	—%	—	—%
Unearned discounts and net deferred loan fees	$241	0.12%	$220	0.13%	$223	0.12%	$212	0.14%	$239	0.17%
Allowance for loan losses	1,568	0.81%	1,385	0.76%	1,245	0.69%	1,111	0.71%	1,131	0.78%

	1,809	0.93%	1,605	0.89%	1,468	0.81%	1,323	0.85%	1,370	0.95%

Loans, net	$193,939	100.00%	$181,242	100.00%	$180,156	100.00%	$156,258	100.00%	$143,553	100.00%

Loan Maturity. The following table shows the maturity or period to repricing of the Company’s loan portfolio at June 30, 2006. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

	At June 30, 2006
	Mortgage Loans
	One- to Four- Family	Multi-Family	Non- Residential	Land	Construction	Commercial Loans	Consumer Loans	Total
								Amount	%
	(Dollars in thousands)
Fixed rate loans:

Amount due or repricing:

One year or less	$4,866	—	897	299	0	50	770	$6,882	3.52%

One to three years	13,407	413	3,249	1,134	92	444	2,964	21,703	11.09%
More than three years to five years	16,374	293	8,354	1,852	—	2,579	3,123	32,575	16.64%
More than five years to fifteen years	28,515	912	4,230	5,179	—	1,344	1,038	41,218	21.06%
Over fifteen years	1,857	—	—	—	—	—	83	1,940	0.99%

Total due or repricing after one year	60,153	1,618	15,833	8,165	92	4,367	7,208	97,436	49.78%

Total amounts due or repricing, gross	$65,019	$1,618	$16,730	$8,464	$92	$4,417	$7,978	$104,318	53.29%

Variable rate loans:

Amount due or repricing:

One year or less	$35,179	2,561	13,049	9,465	14,568	14,804	1,804	$91,430	46.71%

One to three years	—	—	—	—	—	—	—	—	0.00%
More than three years to five years	—	—	—	—	—	—	—	—	0.00%
More than five years to fifteen years	—	—	—	—	—	—	—	—	0.00%
Over fifteen years	—	—	—	—	—	—	—	—	0.00%

Total due or repricing after one year	—	—	—	—	—	—	—	—	0.00%

Total amounts due or repricing, gross	$35,179	$2,561	$13,049	$9,465	$14,568	$14,804	$1,804	$91,430	46.71%

Total loans:

Amount due or repricing:

One year or less	$40,045	$2,561	$13,946	$9,764	$14,568	$14,854	$2,574	$98,312	50.22%

One to three years	13,407	413	3,249	1,134	92	444	2,964	21,703	11.09%
More than three years to five years	16,374	293	8,354	1,852	—	2,579	3,123	32,575	16.64%
More than five years to fifteen years	28,515	912	4,230	5,179	—	1,344	1,038	41,218	21.06%
Over fifteen years	1,857	—	—	—	—	—	83	1,940	0.99%

Total due or repricing after one year	60,153	1,618	15,833	8,165	92	4,367	7,208	97,436	49.78%

Total amounts due or repricing, gross	$100,198	$4,179	$29,779	$17,929	$14,660	$19,221	$9,782	$195,748	100.00%

Origination, Purchase, Sale and Servicing of Loans. The Bank’s lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. The Bank retains in its portfolio adjustable-rate mortgage loans and fixed-rate mortgage loans that carry maximum maturities of 30 years and 15 years, respectively. Fixed-rate loans originated for sale in the secondary market have maximum maturities of 30 years. The Bank sells qualified fixed-rate loans to FNMA, but retains the servicing rights. The determination to sell loans is based upon management’s efforts to reduce interest rate risk. At June 30, 2006, the Bank serviced approximately $68.9 million of loans for FNMA.

One-to-Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one-to-four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank’s portfolio generally have higher interest rates and shorter terms than those loans sold to FNMA. Most are secured by property located in Ashe, Alleghany and Watauga counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities.

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

In view of its operating strategy, the Bank adheres to its Board-approved underwriting guidelines for loan originations, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters, such as loan amount and certain credit requirements. The Bank’s loans are typically originated under terms, conditions and documentation which permit them to be sold to U.S. government sponsored agencies such as FNMA. The Bank’s policy is to originate one-to-four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Bank offers products with a higher loan-to-value ratio in conjunction with private mortgage insurance. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank’s consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

Construction Lending. The Bank originates construction loans primarily to finance construction of one-to- four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank’s market area. At June 30, 2006, the Bank’s portfolio contained construction loans with balances of approximately $14.7 million, or 7.5%, of total loans. The Bank’s policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank. Thus construction loans typically “roll” into permanent financing. Construction loans are normally made for a maximum of 12 months, by which time permanent financing generally is obtained. From time to time the Bank makes construction loans to a select group of builders for speculative purposes. The Bank imposes limits on the number of speculative units that each builder has unsold at any time. The Bank is selective on the builders that qualify for speculative construction loans.

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

Non-Residential Mortgage Lending. The Bank originates real estate mortgage loans that are generally secured by various properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank’s underwriting procedures provide that non-residential mortgage loans may be made based on debt service coverage and in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank’s current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower’s business expertise, credit history, profitability, cash flow and the value of the collateral while underwriting these loans. At June 30, 2006 the Bank’s non-residential mortgage loan portfolio was $29.8 million, or 15.2% of total loans outstanding. The largest non-residential mortgage loan in the Bank’s portfolio at June 30, 2006 was approximately $940,000 and is secured by a commercial property.

Mortgage loans secured by non-residential properties can be larger and therefore may involve a greater degree of credit risk than one-to-four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Because payments on loans secured by non-residential properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s income and debt service ratio.

Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount purchased for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes. At June 30, 2006, the Bank’s total land loan portfolio was $17.9 million or 9.2% of total loans and its multi-family loan portfolio was $4.2 million or 2.1% of total loans.

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

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank is also authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2006, $9.8 million, or 5.0%, of the Bank’s total loan portfolio consisted of consumer loans. The primary component of the Bank’s consumer loan portfolio was $5.3 million of auto loans. Consumer loans are available at fixed or variable interest rates.

The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank’s Board of Directors. At June 30, 2006, the Bank’s savings account loan portfolio totaled $770,549.

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

As of June 30, 2006, the Bank did not have any non-performing consumer loans (loans 90 days or more delinquent). Charge-offs for consumer loans totaled $47,100 and $117,600 for the years ended June 30, 2006 and 2005, respectively.

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

Commercial business lending generally entails greater credit risk than mortgage lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. As of June 30, 2006, the Bank had no non-performing commercial business loans. Charge-offs for commercial business loans totaled $41,402 for the year ended June 30, 2006 and we did not charge-off any commercial business loans during the year ended June 30, 2005.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank’s Chief Executive Officer, Chief Lending Officer, Chief Credit Officer and Retail Bank Executive may individually combine with any lending officer to approve lending relationships up to $750,000. In addition, the Bank Loan Committee comprised of three voting members which may include the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer or the Retail Bank Executive can approve lending relationships up to $1,500,000. The Loan Committee of the Board of Directors may approve loans up to the Bank’s legal lending limit. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board ratifies all loans on a monthly basis.

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

Asset Quality

Non-Performing Loans. Loans are considered non-performing if they are in foreclosure or are 90 or more days delinquent. The Bank’s level of non-performing loans increased to $218,700, or 0.10% of total assets, at June 30, 2006 compared to $185,000, or 0.09% of total assets, at June 30, 2005. We stop accruing interest on loans when they are classified as non-performing. The Bank established reserves for uncollectible interest, or interest accrued prior to the non-performing classification, totaling $2,802 and $2,161 at June 30, 2006 and 2005, respectively. The effect of not recognizing interest income on non-performing loans in accordance with original terms totaled approximately $12,243 and $11,630 during the years ended June 30, 2006 and 2005, respectively. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank’s policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 17th day of delinquency. The Bank’s policies provide that telephone contact and further written notification will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank’s general policy to reserve all accrued interest due on all loans that are 90 days or more past due.

Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (“REO”). At June 30, 2006, the Bank held REO totaling $908,611, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $218,700. The REO is commercial property that the bank received as a result of deed in lieu of foreclosure. The Bank’s REO is initially recorded at the fair value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank’s asset classification process, based on Generally Accepted Accounting Principles (“GAAP”).

Non-performing Assets. The following table sets forth information regarding the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual mortgage loans:
One-to four-family	$219	$185	$232	$321	$305
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Land	—	—	—	22	—
Construction		—	249	—	—

Total mortgage loans	219	185	481	343	305

Commercial	—	—	—	33	—
Consumer Loans	—	—	38	67	155

Total non-accruing loans	$219	$185	$519	$443	$460

Loans delinquent 90 or more days for which interest is fully reserved and still accruing:
One-to four-family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—

Total mortgage loans	—	—	—	—	—

Commercial	—	—	—	—	—
Consumer Loans	—	—	—	—	—

Total loans delinquent 90 or more days for which interest has been fully reserved	—	—	—	—	—

Total non-performing loans	$219	$185	$519	$443	$460

Total real estate owned	909	—	—	43	263

Total non-performing assets	$1,128	$185	$519	$486	$723

Total non-performing loans to loans, gross	0.11%	0.10%	0.29%	0.28%	0.32%
Total non-performing assets to total assets	0.49%	0.09%	0.25%	0.25%	0.41%

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

The Bank’s management reviews and classifies the Bank’s assets and reports the results to the Bank’s Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2006, the Bank had $1.3 million of assets classified as Substandard, $2.8 million of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

Allowance for Loan Losses. The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies. At June 30, 2006, the Bank’s ALL was $1.6 million, or 0.80% of total loans, as compared to $1.4 million or 0.76% of total loans at June 30, 2005. The Bank had non-performing loans of $218,700 and $185,000 at June 30, 2006 and June 30, 2005, respectively. Allowance for loan losses to total non-performing assets at the end of the period decreased to 139.1% at June 30, 2006 compared to 748.9% at June 30, 2005. This decrease is primarily the result of the increase of non-performing loans, mentioned above and the $908,611 REO that was held as of June 30, 2006. The increase in nonperforming assets is the result of three borrowers that had changes in their financial condition and were unable to make the required payments on their one- to four residential loans. All nonperforming loans were in the process of foreclosures at June 30, 2006 and no loss is expected. The REO is commercial property that the bank received as a result of a deed in lieu of foreclosure and it is currently on the market for sale. The Bank will continue to monitor and modify its ALL as conditions dictate. While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination, and thereby negatively affect the Bank’s financial condition and earnings. In addition, there can be no assurance that increases in the Bank’s allowance for loan losses will not occur in the future.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	At or For the Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$1,385	$1,245	$1,111	$1,131	$1,022

Provision for loan losses	265	(79)	668	243	420

Charge-offs:
One- to four-family residential	(28)	(97)	(73)	(39)	(123)
Multi-family residential	—	—	—	—	—
Non-residential and land	—	—	(19)	(3)	(11)
Construction	—	—	—	—	—
Commercial	(41)	—	(399)	(69)	(11)
Consumer loans	(47)	(117)	(112)	(306)	(282)

Total charge-offs	(116)	(214)	(603)	(417)	(427)

Recoveries	34	433	69	154	116

Balance at end of year	$1,568	$1,385	$1,245	$1,111	$1,131

Total loans outstanding at end of period	$195,748	$182,847	$181,624	$157,581	$144,923

Average total loans outstanding	$188,389	$185,623	$169,549	$154,586	$136,621

Allowance for loan losses to total loans at end of period	0.80%	0.76%	0.69%	0.71%	0.78%

Allowance for loan losses to total non-performing assets at end of period	139.09%	748.87%	239.98%	228.60%	156.43%

Allowance for loan losses to total non-performing loans at end of period	716.98%	748.87%	239.98%	250.79%	245.87%

Ratio of net charge-offs during the period to average loans outstanding during period	0.04%	0.12%	0.31%	0.17%	0.23%

The following table sets forth the Bank’s ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At June 30,
	2006			2005			2004
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$765	48.78%	51.21%	$685	49.46%	52.70%	$651	52.29%	52.14%
Multi-family	28	1.79%	2.13%	24	1.73%	2.28%	20	1.61%	3.15%
Non-residential and land	170	10.84%	24.36%	148	10.69%	24.24%	93	7.47%	23.60%
Construction	90	5.74%	7.49%	78	5.63%	6.24%	45	3.61%	7.82%
Other:
Consumer	185	11.80%	4.99%	170	12.27%	5.80%	160	12.85%	6.34%
Commercial	330	21.05%	9.82%	280	20.22%	8.74%	276	22.17%	6.95%

Total	$1,568	100.00%	100.00%	$1,385	100.00%	100.00%	$1,245	100.00%	100.00%

	At June 30,
	2003			2002
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$646	58.15%	56.30%	$606	53.58%	55.92%
Multi-family	20	1.80%	3.95%	20	1.77%	4.23%
Non-residential and land	80	7.20%	17.03%	75	6.63%	16.03%
Construction	25	2.25%	5.95%	25	2.21%	7.11%
Other:
Consumer	150	13.50%	9.64%	310	27.41%	9.29%
Commercial	190	17.10%	7.13%	95	8.40%	7.42%

Total	$1,111	100.00%	100.00%	$1,131	100.00%	100.00%

Investment Activities

The Bank’s investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies and municipal obligations, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and GNMA, certificates of deposit of insured banks, federal funds, mutual funds and FHLB stock. At June 30, 2006, the Company held $5.2 million in investment securities.

The following table sets forth activity in the Company’s investment securities portfolio for the periods indicated:

	For the Year Ended June 30
	2006	2005	2004
	(In thousands)
Amortized cost at beginning of period	$5,684	$6,484	$8,658
Proceeds, net	(68)	(227)	(907)
Principal payments from mortgage backed securities	(334)	(556)	(1,221)
Premium and discount amortization, net	(7)	(17)	(46)

Amortized cost at end of period	5,275	5,684	6,484
Net unrealized gain (loss) (1)	(26)	66	17

Total securities, net	$5,249	$5,750	$6,501

(1)	The net unrealized gain (loss) at June 30, 2006, 2005 and 2004 relates to available for sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. The net unrealized gain (loss) is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities at the dates indicated.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae and GNMA	$795	$780	$1,137	$1,149	$1,711	$1,706

Other debt securities:
U.S. Treasury and Agency	2,400	2,358	1,400	1,391	1,400	1,400
Other	288	302	287	304	286	300

Total debt securities	2,688	2,660	1,687	1,695	1,686	1,700

Equity securities(1)	—	17	1,001	1,047	1,001	1,009
FHLB Stock	1,792	1,792	1,705	1,705	1,657	1,657
Certificates of Deposit	—	—	154	154	429	429
Net unrealized gain (loss)(2)	(26)	—	66	—	17	—

Total securities, net	$5,249	$5,249	$5,750	$5,750	$6,501	$6,501

(1)	Equity securities consist of FHLMC common stock and mutual fund securities.
(2)	The net unrealized gain (loss) at June 30, 2006, 2005 and 2004 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities, by accounting classification and by type of security, at the dates indicated.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-Maturity
Other debt securities	$—	$—	$—	$—	$100	$100
Certificates of deposit	—	—	154	154	429	429

Total held-to-maturity	—	—	154	154	529	529

Available-for-Sale:
Mortgage-backed securities	795	780	1,137	1,149	1,711	1,706
Other debt securities	2,688	2,660	1,687	1,695	1,586	1,600
Equity securities:	—	17	1,001	1,047	1,001	1,009

Net unrealized gain (loss) (1)	(26)	—	66	—	17	—

Total available-for-sale	3,457	3,457	3,891	3,891	4,315	4,315

FHLB Stock	1,792	1,792	1,705	1,705	1,657	1,657

Total securities, net	$5,249	$5,249	$5,750	$5,750	$6,501	$6,501

(1)	The net unrealized gain (loss) at June 30, 2006, 2005 and 2004 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company’s investment securities at June 30, 2006, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average yields on investments available-for-sale are based on amortized cost.

	At June 30, 2006
	Available-for-Sale
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	302	292	4.82
Due after 10 years	493	489	5.37

Total	795	781	5.16

U.S. Treasury and Agency:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	2,100	2,069	4.49
Due after 5 years but within 10 years	300	289	4.00
Due after 10 years	—	—	—

Total	2,400	2,358	4.43

Corporate & Other:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	—	—	—
Due after 10 years	288	301	4.79

Total	288	301	4.79

Equity Securities:	—	17	—

Total:
Due within 1 year	—	—	—
Due after 1 year but within 5 years	2,100	2,069	4.49
Due after 5 years but within 10 years	602	581	4.41
Due after 10 years	781	790	5.16
Equity Securities	—	17	—
Federal Home Loan Bank Stock	1,792	1,792

Total	$5,275	$5,249	4.62%

Sources of Funds

General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to FNMA and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of savings accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. At June 30, 2006, the Bank’s core deposits (which the Bank considers to consist of checking accounts and savings accounts) constituted 48.5% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended June 30,
	2006	2005	2004
	(In thousands)
Total deposits at beginning of period, including accrued interest	$163,977	$157,434	$149,571
Net increase before interest credited	3,893	3,668	5,156
Interest credited	9,143	2,875	2,707

Total deposits at end of period	$177,013	$163,977	$157,434

At June 30, 2006, the Bank had approximately $27.9 million in “jumbo” certificates of deposit (accounts in amounts over $100,000) maturing as follows:

	Amount	Weighted Average Rate
	(In thousands)
Maturity Period
Within three months	$5,171	4.04%
After three but within six months	6,852	4.10%
After six but within 12 months	9,807	4.58%
After 12 months	6,094	4.38%

Total	$27,924	4.32%

The following table sets forth the distribution of the Bank’s deposit accounts and the related weighted average interest rates at the dates indicated.

	At June 30,
	2006			2005			2004
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing checking accounts	$24,053	13.59%	0.00%	$18,007	10.98%	0.00%	$13,793	8.76%	0.00%
Interest bearing checking accounts	25,406	14.35%	1.00%	23,771	14.50%	0.65%	22,724	14.43%	0.49%
Money Market accounts	13,679	7.73%	3.28%	1,017	0.62%	0.49%	1,646	1.05%	0.48%
Savings	22,741	12.85%	1.21%	39,499	24.08%	1.43%	42,495	26.99%	1.12%
Certificates of deposit	90,797	51.29%	4.13%	81,427	49.66%	3.05%	76,436	48.55%	2.55%
Accrued interest	337	0.19%	0.00%	256	0.16%	0.00%	340	0.22%	0.00%

Totals	$177,013	100.00%	2.68%	$163,977	100.00%	1.95%	$157,434	100.00%	1.62%

The following table presents, by interest rate ranges and the period to maturity, the amount of certificate of deposit accounts outstanding at June 30, 2006.

	Period to Maturity at June 30, 2006
Interest Rate Range	Less than One Year	One to Three years	Four Years and After	Total
	(In thousands)
1.50% to 4.99%	$65,612	$13,973	$1,713	$81,298
5.00% to 5.75%	8,196	1,303	—	9,499

Total	$73,808	$15,276	$1,713	$90,797

In addition to traditional savings deposits, AF Bank has an agreement with Promontory Interfinancial Network which allows us to provide FDIC insurance coverage beyond the normal limits by using its network. The agreement allows us to maintain large deposit relationships when the customer desires FDIC coverage on all deposit balances. As of June 30, 2006, we had $3.2 million placed in the Promontory Interfinancial Network which is included in the certificate of deposit account totals in the tables above.

Borrowings. The Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in capital stock of the FHLB. See “Regulation—Regulation of Federal Savings Banks—Federal Home Loan Bank System.” Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The Bank had advances of $28.6 million at June 30, 2006 from the FHLB. Interest is payable at rates ranging from 3.50% to 6.87%. These advances are listed on the balance sheet as either short-term or long-term borrowings depending on the remaining maturity of the advance as of the balance sheet date. FHLB advances consist of the following:

	2006	2005	2004
Balance outstanding	$28,639,385	$28,141,664	$33,143,754
Interest rate range	3.50%-6.87%	2.51%-6.87%	1.03%-6.87%
Weighted average interest rate at June 30	5.07%	4.50%	3.76%
Maximum amount outstanding at any month end	28,639,385	42,143,248	33,143,754
Average amount outstanding	26,181,873	35,059,129	23,345,330
Interest expense	1,258,301	1,367,744	1,129,778
Weighted average interest rate during the year ended June 30	4.73%	3.88%	4.53%

The Company may also obtain additional borrowings from other financial institutions or related parties to fund cash flow needs or to provide additional capital. The borrowings are listed on the balance sheet as either short-term or long-term borrowings depending on the remaining maturity of the advance as of the balance sheet date.

Short-term and long-term borrowings are due in future years as follows:

Year ending June 30,	Amount
2007	$5,155,918
2008	231,112
2009	176,701
2010	78,954
2011	16,000,000
Thereafter	13,155,000

$34,797,685

In addition, the Bank has a $1.5 million letter of credit from the FHLB used to collateralize public deposits.

Subsidiary Activities

AF Insurance Services, Inc., a wholly owned subsidiary of the Company, was formed in July 1997 upon the purchase of two independent insurance agencies for the sole purpose of selling traditional property and casualty, life and health insurance. From 1999 through 2004 AF Insurance Services purchased additional insurance agencies. It offers these services in a segregated location at the Company’s offices and branch locations in, Boone, Sparta, Lenoir, Jefferson, North Wilkesboro, West Jefferson and Elkin, North Carolina. The operating results of AF Insurance Services are not material to the operating results of the Company.

On July 16, 2001, AF Capital Trust I, a Delaware business trust, was formed by the Company and completed the sale of $5.0 million of 10.25% Capital Securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled capital securities transaction. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.25% Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) of the Company. The Company participated in a new $5.0 million trust preferred issuance during the first quarter of the 2007 fiscal year. At approximately the same time this new issuance settled, the Company paid off the existing $5.0 million trust preferred issuance. The Company paid an early redemption cost of $384,375. This amount was expensed during the first quarter of the 2007 fiscal year. The new issuance was priced at a floating rate of LIBOR plus 150 basis points compared to the current issuance which is at a fixed rate of 10.25%.

Personnel

As of June 30, 2006, the Company had 111 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See “Executive Compensation” for a description of certain compensation and benefit programs offered to the Company’s employees.

REGULATION

General

The Company and AsheCo, MHC, the mutual holding company (“MHC”) that owns 51.22% of the Company’s common stock, are regulated as savings and loan holding companies by the OTS. The Bank, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS. The Bank must file reports with the OTS concerning its activities and financial condition. The Company and the MHC are also required to file reports with, and otherwise comply with the rules and regulations of the OTS. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at June 30, 2006, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our FHLMC common stock, rather than the current market value of the stock.

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined in the OTS regulations. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At June 30, 2006, the Bank met each of its capital requirements.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W (Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B).

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

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

The OTS may disapprove a notice or application if:

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

At June 30, 2006, the Bank met the criteria for being considered “well-capitalized.”

When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.

Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund (“SAIF”), and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund (“BIF”), which primarily insures the deposits of banks and state chartered savings banks.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs making up the FHLB System. Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by the Gramm-Leach-Bliley Act (the “GLB ACT”), the FHLB of Atlanta adopted a new capital plan on December 17, 2004. Under the new capital plan, each member of the FHLB of Atlanta has to maintain a minimum investment in FHLB of Atlanta stock in an amount estimated to be the sum of (i) an amount (up to a maximum of $25 million) equal to approximately 0.20% of the member’s total assets and (ii) 4.5% of the member’s outstanding advances, plus 4.5% of the outstanding assets purchased from the member and held by the FHLB under master commitments, plus 8% of any Affordable Multi-Family Participation Program loans purchased from the member. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System

Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $48.3 million or less, subject to adjustment by FRB, and a reserve 10% of that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

The Company and the MHC are savings and loan holding companies regulated by the OTS. As such, the Company and the MHC are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the FRB.

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

If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the Bank Holding Company Act within one year of the savings institution’s failure to so qualify.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and has resulted in numerous regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Gramm-Leach-Bliley Act

The GLB Act dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry.

Fair and Accurate Credit Transactions (FACT) Act

AF Bank will follow all applicable guidelines covered in the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) requiring protection for the victims of identity theft, the providing of information to consumers about credit reports and credit scoring, the limits of information sharing between affiliates, and the protection of consumer’s medical and other information. Some of the provisions of the FACT Act became effective immediately while others are still in the process of being implemented.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the MHC or the Company. The Bank has not been audited by the Internal Revenue Service for the last eight years.

For federal income tax purposes, the Company reports its income on the basis of a taxable year ending June 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s tax reserve for bad debts, discussed below. The Bank, AF Insurance Services, Inc., and the Company constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because the MHC owns less than 80% of the Common Stock, it is not be a member of such affiliated group and reports its income on a separate return.

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

Trading Volume

The trading volume in AF Financial’s common stock on the OTC Bulletin Board has been comparable to other similarly sized banks and companies trading on the OTC Bulletin Board. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq Capital Market, the Nasdaq Global Select Market, the Nasdaq Global Market, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. The market in the Company’s common stock may be limited in scope relative to other companies. AF Financial cannot guarantee that a more active and liquid trading market for its common stock will develop in the future.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date		Net Book Value at June 30, 2006
Corporate Offices 21 East Ashe Street West Jefferson, NC 28694	Owned	06/15/2000	—		$1,420,161

Insurance and Investment Offices 206 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1997	—		$115,619

AF Bank 205 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1963	—		$72,255

AF Bank 840 E. Main Street Jefferson, NC 28640	Owned	05/18/1994	—		$429,296

AF Bank 4951 NC Hwy. 88 West Warrensville, NC 28693	Leased	08/01/1995	07/31/2010	**	—

AF Bank 381 South Main Street Sparta, NC 28675	Leased	01/09/1998	10/04/2008		—

AF Financial Center 1675 Blowing Rock Road Boone, NC 28607	Owned	10/04/2005	—		$7,742,897

AF Insurance Services, Inc. 315 Main Street North Wilkesboro, NC 28659	Leased	06/01/2000	05/31/2007	***	—

AF Insurance Services, Inc. 324 Morganton Blvd., SW Lenoir, NC 28645	Owned	07/03/2000	—		$102,902

AF Insurance Services, Inc. 948 Johnson Ridge Road Elkin, NC 28621	Leased	01/01/2002	12/30/2009		—

AF Insurance Services, Inc. 400 Shadowline Drive Boone, NC 28607	Leased	12/01/2000	09/30/2007		—

AF Financial Center 1441 Mt. Jefferson Road West Jefferson, NC 28694	Owned	04/10/2001	—		$1,263,070

AF Bank 1489 Mt. Jefferson Road West Jefferson, NC 28694	Leased	01/05/2001	01/08/2011	*	—

*	Option to renew for an additional five-year period.
**	Option to renew for two additional five-year periods.
***	Option to renew for three additional one-year periods.

ITEM 3. LEGAL PROCEEDINGS

At June 30, 2006, the Company is not a party to, and its property is not the subject of, any pending legal proceedings at the present time other than routine litigation that is incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established market for the Company’s common stock, excluding occasional quotations, although the Company’s common stock is quoted on the OTC Bulletin Board. The table below reflects the stock trading and dividend payment frequency of the Company for the years ended June 30, 2006 and 2005. Stock prices reflect bid prices between broker/dealer, prior to any markups, markdowns or commissions, is based upon information provided to management of the Company by certain securities firms effecting transactions in the Company’s stock on an ongoing basis, and may not necessarily represent actual transactions.

		Stock Price
2006	Dividends	High	Low
First quarter	$0.05	$21.50	$18.25
Second quarter	0.05	21.50	19.10
Third quarter	0.05	21.50	20.25
Fourth quarter	0.05	21.20	18.30

		Stock Price
2005	Dividends	High	Low
First quarter	$0.05	$19.15	$16.30
Second quarter	0.05	23.00	18.50
Third quarter	0.05	22.00	19.00
Fourth quarter	0.05	19.00	14.90

A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including the MHC. The MHC waived the right to receive any dividend to be paid on the common stock of the Company during the next two calendar quarters beginning with the September 2006 quarter and ending with the December 2006 quarter.

Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See “Regulation — Limitation on Capital Distributions.”

The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2006 and 2005. When the Company pays dividends to its stockholders, it is required to pay dividends to the MHC, unless the MHC elects to waive dividends. The MHC waived dividends paid by the Company during each of the four quarters of the year ended June 30, 2006. Any decision to waive dividends will be subject to regulatory approval.

As of June 30, 2006, the Company had approximately 359 shareholders of record.

See Item 11 for information related to Equity Compensation Plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

	June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$229,355	$214,101	$211,619	$191,973	$176,684
Loans receivable, net[1]	193,939	181,242	180,156	156,258	143,553
Investment securities[2]	5,249	5,750	6,501	8,754	11,422
Cash and cash equivalents[3]	11,009	8,809	7,674	14,072	11,220
Savings deposits	177,013	163,977	157,434	149,571	136,769
FHLB advances	28,639	28,142	33,144	21,146	18,910
Equity	14,002	13,039	12,474	12,960	12,777
Book value per share	13.32	12.42	11.88	12.35	12.17

Selected Operating Data:
Interest income and dividends	$13,676	$11,995	$10,684	$11,011	$11,191
Interest expense	5,808	4,733	4,405	5,085	5,801

Net interest income	7,868	7,262	6,279	5,926	5,390
Provision for loan losses	265	(79)	668	243	420

Net interest income after provision for loan losses	7,603	7,341	5,611	5,683	4,970
Non-interest income	4,422	3,966	3,744	3,604	3,120
Non-interest expense	10,340	10,165	9,786	8,656	7,998

Income (loss) before income tax expense	1,685	1,142	(431)	631	92
Income tax expense (benefit)	664	493	(123)	256	56

Net income (loss)	$1,020	$649	$(308)	$375	$36

Selected Ratios

Basic earnings (loss) per share[4]	$0.97	$0.62	$(0.30)	$0.36	$0.03
Diluted earnings (loss) per share[4]	0.97	0.62	(0.30)	0.36	0.03
Dividends per share	0.20	0.20	0.20	0.20	0.20

1.	Loans receivable, net is comprised of total loans less allowance for loan losses, loans sold, undisbursed loan funds, and deferred loan fees.
2.	Includes FHLB stock, certificates of deposit and investment securities.
3.	Includes interest-earning deposit balances of $2.1 million, $2.7 million, $2.5 million, $6.2 million, and $4.2 million at June 30, 2006, 2005, 2004, 2003, and 2002, respectively.
4.	Earnings per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is based on net income for the year, divided by the weighted average number of shares outstanding for the year. In accordance with the AICPA’s SOP 93-6, unallocated ESOP shares were deducted from outstanding shares used in the computation of earnings per share. Diluted earnings per share includes the effect of dilutive common stock equivalents in the weighted average number of shares outstanding.

	At June 30,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:
Performance Ratios: [1]
Return on average assets	0.46%	0.30%	(0.15)%	0.20%	0.02%
Return on average equity	7.58%	5.13%	(2.46)%	2.90%	0.28%
Average equity to average assets	6.12%	5.78%	6.25%	6.90%	7.51%
Equity to total assets at end of period	6.10%	6.09%	5.89%	6.75%	7.23%
Interest rate spread[2]	3.80%	3.73%	3.38%	3.41%	3.36%
Average interest-earnings assets to average interest-bearing liabilities	106.96%	100.30%	105.12%	104.35%	106.35%
Net interest margin[3]	4.01%	3.74%	3.51%	3.54%	3.52%
Non-interest expense to average assets	4.70%	4.65%	4.89%	4.62%	4.70%
Efficiency ratio[4]	84.13%	90.53%	97.64%	90.83%	93.98%
Dividend payout ratio[5]	20.62%	32.26%	(66.67)%	55.56%	666.67%

Regulatory Capital Ratios: [6]
Tangible capital	8.14%	8.42%	8.11%	8.92%	9.51%
Core capital	8.14%	8.42%	8.11%	8.92%	9.51%
Total risk based capital	11.11%	11.36%	10.89%	12.89%	13.00%

Asset Quality Ratios and Other Data:
Ratios:
Nonperforming loans to total loans	0.11%	0.10%	0.29%	0.28%	0.32%
Nonperforming loans and real estate owned to total assets	0.49%	0.09%	0.25%	0.25%	0.41%
Allowance for loan losses to:
Nonperforming loans	716.98%	748.87%	239.98%	250.79%	245.92%
Total loans	0.80%	0.76%	0.69%	0.71%	0.78%
Number of full service Bank branches	7	7	7	7	7

1.	With the exception of end of period ratios, all ratios are based on average monthly or quarterly balances during the indicated periods, and are annualized where appropriate. Asset Quality and Regulatory Capital Ratios are end of period ratios.
2.	The interest rate spread represents the difference between the weighted-average yield on interest-bearing assets and the weighted-average cost of interest-bearing liabilities.
3.	The net interest margin represents net interest income as a percent of average interest-earning assets.
4.	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
5.	The dividend payout ratio represents dividends per share as a percentage of basic earnings per share. Earnings per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is based on net income for the year, divided by the weighted average number of shares outstanding for the year. In accordance with the AICPA’s SOP 93-6, unallocated ESOP shares were deducted from outstanding shares used in the computation of earnings per share.
6.	For definitions and further information relating to the Bank’s regulatory capital requirements, see Note 8 of Notes to the Consolidated Financial Statements.

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

The allowance percentage requirement changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge-offs and recoveries; and changes in the amounts of loans outstanding.

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

Management Strategy

As mentioned above, AF Financial Group is a financial services company that provides banking, insurance and investment services to residents in the northwest corner of North Carolina. We are committed to the long-term profitability and success of the Company. Management and the board of directors placed major emphasis upon improving the Company’s net earnings and return on equity in 2006 and will continue to emphasize net earnings and return on equity in 2007 and beyond. This has and will continue to be accomplished by increasing the overall productivity of the Company and its operating subsidiaries, controlling costs, and reducing or eliminating unprofitable activities whenever and wherever possible.

There are a number of positive factors and recent events which reflect our progress toward our goals during the year ended June 30, 2006:

•	An increase in net loans of $12.7 million or 7.0%;

•	An increase in savings deposits of $13.0 million or 8.0%

•	Asset growth of $15.3 million or 7.1%;

•	An increase in stockholders’ equity of $962,647, or 7.4%;

•	An increase in net income of $372,046, or 57.3%, during the year ended June 30, 2006 as compared to the year ended June 30, 2005 and;

•	An increase in noninterest income of $456,600, or 11.5%, during the year ended June 30, 2006 as compared to the year ended June 30, 2005.

Net income increased $372,046, or 57.4%, to net income of $1,020,823 for the year ended June 30, 2006, compared to net income of $648,777 for the year ended June 30, 2005. This change is primarily due to an increase in interest income due to the 200 basis point interest rate hike by the FRB during the 12 months ended June 30, 2006 and an increase in insurance commissions. At June 30, 2006 we had approximately $70.5 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In the rising rate environment that existed during the twelve months ended June 30, 2006, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products has allowed us to increase our net interest margin. We believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate hike adjustments.

Another important initiative that management and the board of directors believe is a focal point of our continued success is to develop methods and products to better serve our customers in order to maintain a loyal customer base. To accomplish this we are developing products and services that help create a unique financial experience to make banking easier and more convenient for our customers. We started the process of improving customer service during the 2006 fiscal year by listening to our customers and learning what is important to them. Below are just a few of the changes that we implemented during the 2006 fiscal year that we believe will provide our customers with a more convenient and enjoyable financial services experience.

•	Expanded hours;

•	Expanded ATM network;

•	Reserved parking for expectant parents;

•	Branch remodeling projects;

•	Coffee service in each branch location;

•	Computer kiosks in branch lobby and;

•	Express drive-thru lane.

More ideas will be implemented in fiscal year 2007. We are excited about these changes and will continue to look for ways to provide unique and convenient financial services to our customers and potential customers.

Comparison of Financial Condition at June 30, 2006 and 2005

Total assets increased by $15.3 million or 7.1% to $229.4 million at June 30, 2006 from $214.1 million at June 30, 2005. The increase in assets was primarily the result of an increase of $12.7 million, or 7.0%, in net loans receivable from June 30, 2005 to June 30, 2006. The increase in net loans receivable was partially offset by a decrease of $434,704, or 11.2%, in securities available for sale from June 30, 2005 to June 30, 2006. The decrease in securities available for sale was used to partially fund the increase in loans discussed above. The increase in net loans receivable is typical for the Bank, which operates in lending markets that have had sustained loan demand over the last several years.

As mentioned above, securities available for sale decreased $434,704, or 11.1%, to $3.5 million at June 30, 2006 from $3.9 million at June 30, 2005. This decrease was due to mutual fund sales and principal reductions on mortgage-backed securities. At June 30, 2006, the Company’s investment portfolio had $26,224 in net unrealized losses as compared to net unrealized gains of $65,978 at June 30, 2005.

The Bank’s savings deposits increased by $13.0 million, or 8.0%, from $164.0 million at June 30, 2005 to $177.0 million at June 30, 2006. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposit. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings increased $2.4 million, or 92.2%, from $2.6 million at June 30, 2005 to $4.9 million at June 30, 2006. Long-term borrowings decreased $2.1 million, or 6.6%, from $32.0 million at June 30, 2005 to $29.9 million at June 30, 2006. The net increase in short-term and long-term borrowings was used to help fund the $12.7 million increase in net loans.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $218,700, or 0.10% of total assets, at June 30, 2006 compared to $185,000, or 0.09% of total assets, at June 30, 2005. The Bank recognized total charge-offs of $116,524 during the year ended June 30, 2006 compared to total charge-offs of $214,125 during the year ended June 30, 2005. Total recoveries during June 30, 2006 decreased to $34,100 for the year ended June 30, 2006 from $433,441 for the year ended June 30, 2005. The decrease in recoveries is primarily due to a $309,080 recovery on a previously charged off commercial line of credit that was received during the year ended June 30, 2005. The Bank recognized net charge-offs of approximately $82,424 during the year ended June 30, 2006 compared to net recoveries of $219,316 for the year ended June 30, 2005.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2006 and 2005

The Company had net income for the year ended June 30, 2006 of $1,020,823 compared to net income of $648,777 for the year ended June 30, 2005. Changes in net income during the comparable twelve-month period were attributable to: an increase in interest income and noninterest income partially offset by an increase in noninterest expense and provision for loan losses during the year ended June 30, 2006, which is explained below. In our opinion, there has not been a material change in interest rate risk from the end of the Company’s most recent fiscal year.

Interest Income. Interest income increased by $1,680,722 or 14.0% from $11,995,109 for the year ended June 30, 2005 to $13,675,831 for the year ended June 30, 2005. Interest income from loans increased $1,544,604 or 13.2% from $11,693,803 for the year ended June 30, 2005 to $13,238,407 for the year ended June 30, 2006. The increase in interest income from loans for the year ended June 30, 2006 was attributable to an increase in the weighted average rate on portfolio loans and an increase in the outstanding loan balances. The weighted average rate on portfolio loans increased .50% from 6.39% during June 30, 2005 to 6.89% during June 30, 2006, primarily due to the 200 basis point interest rate hike by the FRB during the 12 months ended June 30, 2006. Net loans increased $12.7 million from $181.2 million at June 30, 2005 to $193.9 million at June 30, 2006.

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

	Year ended June 30, 2006 compared to June 30, 2005				Year ended June 30, 2005 compared to June 30, 2004
	Increase/(Decrease) Due to				Increase/(Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits	$62	$20	$17	$99	$(12)	$56	$(15)	$29
Investment securities	(28)	73	(9)	36	(28)	17	(2)	(13)
Loans receivable	67	1,465	9	1,541	1,039	234	24	1,297

Total	101	1,558	17	1,676	999	307	6	1,313

Liabilities:
Interest-bearing liabilities:
Interest-bearing checking accounts	23	314	54	391	42	(23)	(8)	11
Savings	(170)	17	(5)	(158)	(10)	(13)	—	(23)
Certificates of deposit	197	681	62	940	176	(81)	(6)	89
Borrowed funds	(424)	401	(88)	(111)	527	(220)	(68)	239

Total	(374)	1,413	23	1,062	735	(337)	(82)	316

Net interest income	$475	$145	$(6)	$614	$264	$644	$88	$997

Table 2.

The following table provides information concerning the Bank’s yields on interest-earning assets and cost of funds on interest-bearing liabilities over the years ended June 30, 2006 and 2005.

			For the year ended June 30,
	At June 30, 2006		2006			2005			2004
	Actual Balance	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Interest-bearing deposits	$2,102	4.10%	$4,064	$171	4.21%	$2,187	$72	3.29%	$3,010	$43	1.43%
Investment securities	5,249	4.54%	5,564	266	4.78%	6,331	229	3.62%	7,162	242	3.38%
Loans receivable, net (1)	193,939	6.89%	186,698	13,238	7.09%	185,623	11,694	6.30%	168,738	10,399	6.16%

Total interest-earning assets	201,290	6.80%	196,326	13,675	6.97%	194,141	11,995	6.18%	178,910	10,684	5.97%
Non-interest-earning assets	28,065		23,694			24,665			21,276

Total assets	$229,355		$220,020			$218,806			$200,186

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing checking accounts	$39,085	1.40%	$36,550	526	1.44%	$31,138	134	0.43%	$23,085	122	0.53%
Savings	22,741	1.33%	28,137	364	1.29%	41,753	521	1.25%	42,497	543	1.28%
Certificates of deposit	90,797	3.58%	86,395	3,084	3.57%	79,138	2,136	2.70%	72,878	2,037	2.80%
Borrowed funds	34,798	5.62%	32,463	1,835	5.65%	41,536	1,942	4.68%	31,738	1,703	5.37%

Total interest-bearing liabilities	187,421	3.23%	183,545	5,809	3.16%	193,565	4,733	2.45%	170,198	4,405	2.59%

Other non-interest-bearing liabilities	27,932		23,007			12,587			17,471
Equity	14,002		13,468			12,654			12,517

Total liabilities and equity	$229,355		$220,020			$218,806			$200,186

Net interest income and interest rate spread (2)		3.57%		$7,866	3.80%		$7,262	3.73%		$6,279	3.38%

Net interest-earning assets and net interest margin (3)	$13,869		$12,781		4.01%	$576		3.74%	$8,712		3.51%

Ratio of interest-earning assets to interest-bearing liabilities		107.40%			106.96%			100.30%			105.12%

(1)	Balance is net of deferred loan fees and loans in process. Non-accrual loans are included in the balances.
(2)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets. With the exception of end of period ratios, all ratios are based on monthly or quarterly balances during the indicated years. Management does not believe that the use of month and quarter end balances instead of daily balances has caused a material difference in the information presented.

Interest Expense. Interest expense increased by $1,074,947 or 22.7% to $5,808,159 for the year ended June 30, 2006 from $4,733,212 for the year ended June 30, 2005. Interest expense on savings deposits increased by $1,181,989 or 42.3% to $3,973,383 for the year ended June 30, 2006 from $2,791,394 for the year ended June 30, 2005. The increase in interest expense on savings deposits is the result of the 0.73% increase in the institution’s weighted average rate of deposits during the year ended June 30, 2006 and the $13.0 million increase in savings deposits. Interest expense on short-term borrowings decreased $98,976 to $39,065 for the year ended June 30, 2006 from $138,041 for the year ended June 30, 2005. Interest expense on long-term borrowings decreased $8,066 to $1,795,711 for the year ended June 30, 2006 from $1,803,777 for the year ended June 30, 2005

Net Interest Income. Net interest income increased by $605,775, or 8.3%, from $7,261,897 for the year ended June 30, 2005 to $7,867,672 for the year ended June 30, 2006. The increase in net interest income is the result of the increase in outstanding loan balances and the increase in the weighted average interest rate earned on the loan portfolio, partially offset by the increase in interest expense as discussed above. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the year ended June 30, 2006.

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

We made provisions of $265,000 to the allowance for loan losses during the year ended June 30, 2006, compared to a reversal of provision for loan losses of $78,922 made during the year ended June 30, 2005.

During the year ended June 30, 2006 we had net charge-offs of $82,424 compared to net recoveries of $219,316 during the year ended June 30, 2005 primarily due to a $309,080 recovery from a commercial loan that was previously charged off. We made additional provisions for loan loss allowances during the year ended June 30, 2006 based upon an analysis of the quality of our loan portfolio. While future loan loss provision requirements are uncertain, management believes that similar charge-offs are likely. At June 30, 2006, our level of allowance for loan losses amounted to $1,567,988, or 0.80% of total loans, as compared to $1,385,412 of allowance for loan losses, or 0.76% of total loans at June 30, 2005, which we believe is adequate to absorb any probable losses inherent in our loan portfolio. We increased our allowance for loan losses as a percentage of total loans during the year ended June 30, 2006 as compared to June 30, 2005 due the changes and mix of our loan portfolio. We do not maintain an allowance for undisbursed loan commitments.

Non-Interest Income. Non-interest income increased by $456,600 or 11.5% from $3,965,517 for the year ended June 30, 2005 to $4,422,117 for the year ended June 30, 2006. The increase in non-interest income during the year ended June 30, 2006 was primarily attributable to an increase in revenue generated from insurance commissions, the increase in rental income and the increase in transaction fees on deposit account. The increase in insurance commissions is primarily due to an increase in contingency income received from the insurance companies we represent as compared to the same time period in 2005. The increase in contingency income is due to an improved claims ratio and the increased volume of business we place with the carriers we represent. These trends are expected to continue to produce growth in non-interest income. Insurance commissions increased by $234,560, or 9.3%, from $2,533,852 for the year ended June 30, 2005 to $2,768,412 for the year ended June 30, 2006. The increase in rental income is due to the leasing of the available office space in the Boone Financial Center during the fiscal year ended June 30, 2006. The leases have terms ranging from three to five years. The increase in transaction fees on deposit accounts is primarily attributable to an increase in the number of transaction accounts and an increase in the amount of transaction fees charged for services on deposit accounts

Non-Interest Expense. Non-interest expense increased by $175,324 or 1.7% from $10,164,413 for the year ended June 30, 2005 to $10,339,737 for the year ended June 30, 2006. The increase in non-interest expense for the year ended June 30, 2006 is primarily attributable to an increase in compensation costs and computer processing charges. Compensation and employee benefits increased $140,636, or 2.5% from $5,739,162 at June 30, 2005 to $5,879,798 at June 30, 2006. The increase in compensation expense is primarily due to an increase in commissions paid to employees whose pay is based on a percentage of insurance commissions that the Company earns and an increase in benefit expenses. Computer processing charges increased $67,565 from $673,244 for the year ended June 30, 2005 to $740,809 for the year ended June 30, 2006. These increases are due to expenses associated with the Bank’s core data processing conversion that occurred during the third quarter of the 2006 fiscal year. The conversion related expenses are not recurring expenses and we expect to see significant cost savings on computer processing charges in future years as a result of the conversion.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the years ended June 30, 2006 and 2005. The income tax expense was $664,229 for the year ended June 30, 2006 and the income tax expense was $493,146 for the year ended June 30, 2005. The effective tax rate was higher than expected tax rates for 2006 and 2005, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This had the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At June 30, 2006, we had borrowings of $28.6 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $73.8 million at June 30, 2006. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of June 30, 2006, cash and cash equivalents, a significant source of liquidity, totaled $11.0 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

Our banking subsidiary, AF Bank, has historically been a mortgage lender, which means that it generally has longer terms before repricing its assets than it does repricing its interest bearing liabilities or deposit accounts. Therefore, a rising rate environment will have the most negative impact on the NPV of the typical mortgage lender. The following table presents the Company’s NPV at June 30, 2006, as calculated by the OTS, based on information provided to the OTS by the Company.

Table 3. Interest Rate Sensitivity of Net Portfolio Value (NPV)

Net Portfolio Value				NPV as % of PV (5) of Assets
Change in Rates	$ Amount in Thousands	$ Change (1)	% Change (2)	Ratio (3)	Change (4)
+300 bp	20,590	(7,007)	(25)%	9.03%	-268 bp
+200 bp	23,120	(4,477)	(16)%	10.02%	-170 bp
+100 bp	25,491	(2,107)	(8)%	10.92%	-79 bp
0 bp	27,597	—	—	11.71%	—
-100 bp	29,489	1,892	7%	12.42%	71 bp
-200 bp	30,970	3,372	12%	12.99%	127 bp

(1)	Represents the change in NPV from the base (zero change in rates) assuming the indicated change in interest rates.
(2)	Calculated as the percentage of change in the estimated NPV compared to the base scenario.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Represents the change, expressed in basis points (“bp”), in the ratio of NPV to Assets in each scenario compared to the base.
(5)	PV means present value.

At June 30, 2006, the estimated NPV decreased by 25% in a 300 basis point rising interest rate shock scenario compared to an increase of 7% in a 100 basis point falling rate scenario. This compares to a decrease of 23% under a similar rise and an increase of 4% in a similar decline one year earlier. The interest rate risk is further measured by the basis point decline in the ratio of NPV to PV of assets, defined as the Sensitivity Measure by the OTS.

At June 30, 2006, the decline of the Sensitivity Measure was 170 basis points with a 200 basis point shock decrease in rates compared to a decrease of 162 basis points under a 200 basis point shock at June 30, 2005.

The following table provided by the OTS reflects further measures of the Company’s interest rate risk.

Table 4. Risk Measures: 200 bp Rate Shock

		June 30, 2006	June 30, 2005
Pre-shock NPV Ratio:	NPV as a % of PV of Assets	11.71%	12.62%
Exposure Measure:	Post Shock NPV Ratio	10.02%	11.00%
Sensitivity Measure:	Change in NPV	170 bp	162 bp

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

Future Reporting Requirements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins on or after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2006. Since all options granted were fully vested on December 8, 2001 there would be no cost of employee stock option compensation in our consolidated financial statements for the years months ended June 30, 2006 and 2005. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R). This SAB is effective concurrently with SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of FIN 48 on our consolidated financial statements.

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

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AF Financial Group and Subsidiaries

West Jefferson, North Carolina

We have audited the accompanying consolidated statements of financial condition of AF Financial Group and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AF Financial Group and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

September 14, 2006

Consolidated Statements of Financial Condition

Years ended June 30, 2006 and 2005

	2006	2005
Assets

Cash and cash equivalents:
Interest-bearing deposits	$2,102,087	$2,657,931
Noninterest-bearing deposits	8,906,573	6,150,597
Securities held to maturity (fair value $153,787 in 2005)	—	153,787
Securities available for sale	3,457,007	3,891,711
Federal Home Loan Bank stock	1,791,600	1,704,800

Loans	195,506,996	182,627,642
Less allowance for loan losses	(1,567,988)	(1,385,412)

Loans receivable, net	193,939,008	181,242,230
Loans held for sale	885,000	1,226,750
Real estate owned	908,611	—
Office properties and equipment, net	13,105,187	12,756,375
Accrued interest receivable on loans	1,026,816	886,813
Accrued interest receivable on investment securities	53,654	62,373
Prepaid expenses and other assets	1,451,134	1,719,280
Deferred income taxes, net	79,692	—
Goodwill	1,648,468	1,648,468

Total assets	$229,354,837	$214,101,115

Liabilities and Stockholders’ Equity

Liabilities:
Savings deposits	$177,012,652	$163,976,928
Short-term borrowings	4,939,385	2,570,544
Long-term borrowings	29,858,300	31,968,407
Accounts payable and other liabilities	2,939,216	1,853,628
Deferred income taxes, net	—	76,373
Redeemable common stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	603,668	616,266

Total liabilities	215,353,221	201,062,146

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 shares issued and 1,050,804 shares outstanding at June 30, 2006 and 1,053,675 shares issued and 1,049,835 shares outstanding at June 30, 2005	10,546	10,537
Additional paid-in capital	4,743,174	4,687,955
Retained earnings, substantially restricted	9,338,743	8,375,186
Accumulated other comprehensive income (loss)	(15,967)	40,171

	14,076,496	13,113,849
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	14,001,616	13,038,969

Total liabilities and stockholders’ equity	$229,354,837	$214,101,115

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended June 30, 2006 and 2005

	2006	2005
Interest and dividend income:
Loans	$13,238,407	$11,693,803
Investment securities	265,987	229,336
Interest-bearing deposits	171,437	71,970

Total interest and dividend income	13,675,831	11,995,109

Interest expense:
Savings deposits	3,973,383	2,791,394
Short-term borrowings	39,065	138,041
Long-term borrowings	1,795,711	1,803,777

Total interest expense	5,808,159	4,733,212

Net interest income	7,867,672	7,261,897

Provision for loan losses:	265,000	(78,922)

Net interest income after provision for loan losses	7,602,672	7,340,819

Noninterest income:
Insurance commissions	2,768,412	2,533,852
Other	1,653,705	1,431,665

Total noninterest income	4,422,117	3,965,517

Noninterest expense:
Compensation and employee benefits	5,879,798	5,739,162
Occupancy and equipment	1,346,416	1,342,966
Computer processing charges	740,809	673,244
Other	2,372,714	2,409,041

Total noninterest expense	10,339,737	10,164,413

Income before income taxes	1,685,052	1,141,923

Income taxes:	664,229	493,146

Net income	$1,020,823	$648,777

Basic earnings per share	$0.97	$0.62

Diluted earnings per share	$0.97	$0.62

Basic weighted average shares outstanding	1,049,157	1,044,791

Diluted weighted average shares outstanding	1,050,395	1,045,185

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2004	$10,537	$4,653,933	$7,874,017	$10,389	$(74,880)	$12,473,996

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(81,516)	—	—	(81,516)
ESOP contribution	—	34,022	36,999	—	—	71,021
Cash dividend, $.20 per share	—	—	(103,091)	—	—	(103,091)
Net income	—	—	648,777	—	—	648,777
Other comprehensive income, net of tax:
Unrealized holding income arising during period, net of tax benefit of $19,132	—	—	—	29,782	—	29,782

Comprehensive income						678,559

Balance, June 30, 2005	$10,537	$4,687,955	$8,375,186	$40,171	$(74,880)	$13,038,969

Transfer from redeemable common stock net of unearned ESOP shares	—	—	12,598	—	—	12,598
ESOP contribution	—	36,274	33,421	—	—	69,695
Cash dividend, $.20 per share	—	—	(103,285)	—	—	(103,285)
Net income	—	—	1,020,823	—	—	1,020,823
Common stock issued in connection with stock option exercise	9	18,945	—	—	—	18,954
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax of $36,064	—	—	—	(56,138)	—	(56,138)

Comprehensive income						964,685

Balance, June 30, 2006	$10,546	$4,743,174	$9,338,743	$(15,967)	$(74,880)	$14,001,616

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net income	$1,020,823	$648,777
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	265,000	(78,922)
Depreciation and amortization	1,176,653	995,950
Loss on disposal of fixed assets	42,498	88,177
Loss on sale of securities available for sale	4,388	—
Gain on loans held for sale	(32,235)	(75,606)
Proceeds from loans held for sale	16,342,305	17,574,106
Originations of loans held for sale	(15,968,320)	(17,391,650)
Amortization of deferred loan fees	(132,171)	(135,184)
ESOP expense	69,695	71,021
Deferred income taxes	(120,001)	—
Change in operating assets and liabilities:
Accrued interest receivable	(131,284)	(27,376)
Accrued interest payable	105,880	(79,729)
Prepaid expenses and other assets	38,459	13,727
Accounts payable and other liabilities	1,060,232	523,108

Net cash provided by operating activities	3,741,922	2,126,399

Cash flows from investing activities
Purchases of Federal Home Loan Bank stock	(86,800)	(47,600)
Purchases of investments held to maturity	—	(438,787)
Proceeds from maturities of investments held to maturity	153,787	814,000
Purchases of securities available for sale	(1,000,000)	(1,900,000)
Proceeds from principal repayment and maturities of securities available for sale	334,645	2,355,753
Proceeds from sale of investments available for sale	996,479	—
Net originations of loans receivable	(13,738,218)	(1,352,377)
Recovery in insurance agency assets	—	27,978
Purchases of office properties and equipment	(1,331,286)	(2,267,192)
Proceeds from sale of real estate owned	—	320,000

Net cash used in investing activities	(14,671,393)	(2,488,225)

Cash flows from financing activities
Net increase in savings deposits	12,955,200	6,627,422
Short-term borrowings (repayments), net	2,368,841	(2,927,274)
Long-term borrowings (repayments), net	(2,110,107)	(2,100,755)
Net proceeds from common stock issued	17,927	—
Tax benefit from exercise of stock options	1,027	—
Dividends paid	(103,285)	(103,091)

Net cash provided by financing activities	13,129,603	1,496,302

Net increase in cash and cash equivalents	2,200,132	1,134,476

Cash and cash equivalents
Beginning	8,808,528	7,674,052

Ending	$11,008,660	$8,808,528

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended June 30, 2006 and 2005

	2006	2005
Supplemental disclosures of cash flow information
Cash payments for:
Interest	$5,702,278	$4,812,941
Income taxes	132,383	48,540

Supplemental disclosure of noncash investing and financing activities
Net change in unrealized gain (loss) on securities available for sale, net of tax	$(56,138)	$29,782
Transfer from loans receivable to real estate owned	908,611	479,812
Fair value of ESOP shares in excess of unearned ESOP shares	46,018	(44,516)
Transfer from (to) retained earnings to ESOP redeemable common stock	12,598	(81,516)

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

Investment securities

The Company has investments in debt and equity securities. Debt securities consist primarily of U.S. Government agency securities, Federal Home Loan Bank (“FHLB”) bonds, Fannie Mae and Government National Mortgage Association securities and certificates of deposit. Equity securities consist of Federal Home Loan Mortgage Corporation (FHLMC) stock and mutual funds.

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

Declines in the fair value of individual securities classified as either available for sale or held to maturity below their amortized cost, that are determined to be other than temporary, result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer of a period of time sufficient to allow for any anticipated recovery in fair value.

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

Investment in Federal Home Loan Bank stock

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock, it has no quoted market value and it is carried at cost. The FHLB stock also collateralizes the Company’s borrowings from the FHLB. Due to the redemption provisions of the FHLB, the Company estimated that the fair value equals cost and that this investment was not impaired at June 30, 2006.

Loans receivable

The Company grants mortgage, commercial and consumer loans to customers. The Company’s loan portfolio consists principally of mortgage loans collateralized by first trust deeds on single family residences, other residential property, commercial property and land. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors. Market values on mortgage loans originated and intended for sale in the secondary market are determined by discounting future cash flows at current market rates. Mortgage loans held for sale are sold with servicing rights retained. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. The terms of the loans are set by the secondary investors and are transferred to them at par within several days of the Company initially funding the loan. The Company receives origination fees from borrowers. Between the initial funding of the loans by the Company and the subsequent reimbursement by the investors, the Company carries the loans on its statement of financial condition at cost. The Company has no recourse obligation on loans sold.

Rate lock commitments

Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. It has been determined that the value of these commitments is not significant and has not been recognized in these consolidated financial statements.

Allowance for loan losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries) based on the Company’s evaluation of the potential and inherent risk of losses in its loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon periodic review of the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ or change substantially from the assumptions used.

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

Impaired loans

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, requires that the Company establish a specific loan allowance on an impaired loan if the present value of the future cash flows discounted using the loan’s effective interest rate is less than the carrying value of the loan. An impaired loan can also be valued based upon its fair value or the market value of the underlying collateral if the loan is primarily collateral dependent. The Company considers all loans delinquent more than 90 days to be impaired. See Note 3 for further information.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, continued

Interest income

SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, which amended SFAS No. 114, requires disclosure of the Company’s method of accounting for interest income on impaired loans. The Company does not accrue interest on impaired loans or loans delinquent 90 days or more. In addition, interest accrued up to 90 days is reversed by the establishment of a reserve for uncollectible interest if in the opinion of management collectibility is uncertain. Such interest, if ultimately collected, is credited to income in the period received.

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

Goodwill

Goodwill is the cost of the investment by AF Insurance Services, Inc. in excess of the fair value of net tangible assets acquired at the date of purchase. On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement 142, Goodwill and Other Intangible Assets. Under the provisions of the Statement, on July 1, 2002, the Company eliminated the amortization of goodwill. During the 2006 fiscal year a goodwill impairment test was performed and the Company had no impairment of goodwill.

Mortgage servicing rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair value. Servicing assets are amortized over the average period of estimated net servicing income. The Company recorded amortization of mortgage servicing rights of $60,743 during the year ended June 30, 2006.

All servicing assets are assessed for impairment based on their fair value. The Company recognized no impairment during the year ended June 30, 2006.

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

Off-balance sheet credit related financial instruments

The Bank is a party to financial instruments with off-statement of financial condition risk such as commitments to extend credit and home equity lines of credit. Management assesses the risk related to these instruments for potential losses on an ongoing basis. Such financial instruments are recorded when they are funded. Management has determined that no allowance for loan losses is provided against these off-balance sheet commitments.

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

Note 2. Debt and Equity Securities

Debt and equity securities have been classified in the statements of financial condition according to management’s intent. The carrying amount of securities and approximate fair values as of June 30 were as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Government agency securities	$2,400,000	$—	$(42,190)	$2,357,810
Fannie Mae and Government
National Mortgage Association	795,127	2,198	(16,722)	780,603
Municipals	287,854	13,637	—	301,491
Equity securities:
Federal Home Loan Mortgage
Corporation common stock	250	16,853	—	17,103

	$3,483,231	$32,688	$(58,912)	$3,457,007

Notes to Consolidated Financial Statements

Note 2. Debt and Equity Securities, continued

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Government agency securities	$1,400,000	$—	$(8,121)	$1,391,879
Fannie Mae and Government
National Mortgage Association	1,137,488	14,776	(3,518)	1,148,746
Municipals	287,128	16,934	—	304,062
Equity securities:
Mutual funds	1,000,000	11,297	(51,681)	959,616
Federal Home Loan Mortgage
Corporation common stock	1,117	86,291	—	87,408

	$3,825,733	$129,298	$(63,320)	$3,891,711

Held to maturity securities:
Debt securities:
Certificates of deposit	153,787	—	—	153,787

	$153,787	$—	$—	$153,787

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 and 2005. These unrealized losses on investment securities are a result of volatility in the market. The unrealized losses on investment securities during 2006 relate to six federal agency securities and nine mortgage-back securities. The unrealized losses on investment securities during 2005 relate to four federal agency securities, one mortgage-back security, and two mutual funds. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$988,280	$11,720	$1,369,530	$30,470	$2,357,810	$42,190

Fannie Mae and Government National Mortgage Association	298,166	5,024	319,880	11,698	618,046	16,722

Total temporarily impaired securities	$1,286,446	$16,744	$1,689,410	$42,168	$2,975,856	$58,912

Notes to Consolidated Financial Statements

Note 2. Debt and Equity Securities, continued

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$599,250	$750	$792,629	$7,371	$1,391,879	$8,121
Fannie Mae and Government National Mortgage Association	293,226	3,518	—	—	293,226	3,518
Mutual funds	199,779	221	548,540	51,460	748,319	51,681

Total temporarily impaired securities	$1,092,255	$4,489	$1,341,169	$58,831	$2,433,424	$63,320

The amortized cost and estimated fair value of debt securities at June 30, 2006, by contractual maturity are shown below. Fannie Mae and Government National Mortgage Association securities are not included in the maturity categories because they do not have a single maturity date. Additionally, equity securities and mutual funds are not included in the maturity categories because they do not have contractual maturities.

	Available for sale securities:
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due from one year to five years	2,100,000	2,068,967
Due from five to ten years	300,000	288,843
Due after ten years	287,854	301,491
Fannie Mae and Government National Mortgage Association debt securities	795,127	780,603
Equity securities	250	17,103

	$3,483,231	$3,457,007

Notes to Consolidated Financial Statements

Note 3. Loans Receivable

Loans receivable at June 30, 2006 and 2005 consist of the following: (Dollars in thousands)

	2006	2005
One to four-family	$100,198	$96,368
Multifamily	4,179	4,171
Non-residential	29,779	27,154
Land	17,929	17,155
Construction loans	14,660	11,416
Commercial loans	19,221	15,972
Consumer loans	9,782	10,611

	195,748	182,847

Less:
Deferred loan fees	241	220
Allowance for loan losses	1,568	1,385

	$193,939	$181,242

There were $885,000 outstanding commitments to sell loans as of June 30, 2006.

The following is an analysis of the allowance for loan losses for the years ended June 30:

	2006	2005
Balance, beginning	$1,385,412	$1,245,018
Provisions for loan losses	265,000	(78,922)
Charge-offs	(116,524)	(214,125)
Recoveries	34,100	433,441

Balance, ending	$1,567,988	$1,385,412

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, requires that the Company establish a specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to approximately $218,700 and $185,000 at June 30, 2006 and 2005, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Company has determined that specific allowances on these loans are not required. The Company established reserves for uncollectible interest totaling $2,802 and $2,161 at June 30, 2006 and 2005, respectively.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $13,775 and $25,724 during the years ended June 30, 2006 and 2005, respectively. Interest income actually recognized on a cash basis on impaired loans during the years ended June 30, 2006 and 2005 was $1,532 and $14,094, respectively.

The Company may renegotiate the terms of certain loans to provide a reduction of interest or principal because of deterioration on the financial position of the borrower. These loans are considered troubled debt restructuring. As of June 30, 2006 and 2005, troubled debt restructured loans totaled $375,966 and $1,526,293, respectively.

Notes to Consolidated Financial Statements

Note 4. Loan Servicing

Mortgage loans serviced for others consist of loans sold to Fannie Mae and are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for Fannie Mae were $68,937,333 and $63,589,523 at June 2006 and 2005, respectively.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. At June 30, 2006 and 2005 the mortgage servicing assets were carried at $364,989 and $307,660, respectively. At June 30, 2006 and 2005 the fair value of mortgage servicing assets was $499,799 and 307,660, respectively.

Mortgage servicing rights are amortized into non-interest income in proportion to and over the period of estimated future net servicing income of the underlying financial assets. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized to the extent that the capitalized amount for the stratum exceeds their fair value. The following summarizes mortgage servicing rights activity for the years ended June 30, 2006 and 2005:

	2006	2005
Mortgage servicing asset, beginning of year	$307,660	$203,734
Capitalized	118,072	167,435
Amortization	(60,743)	(41,138)
Other than temporary impairment	—	(22,371)

Mortgage servicing assets, end of year	$364,989	$307,660

Note 5. Office Properties and Equipment

Office properties and equipment at June 30 consist of the following:

	2006	2005
Land and land improvements	$2,448,444	$2,448,444
Buildings	10,805,390	10,200,583
Furniture, fixtures, equipment and automobiles	4,318,700	3,948,007
Leasehold improvements	498,496	498,496

	18,071,030	17,095,530
Accumulated depreciation	(4,965,843)	(4,339,155)

	$13,105,187	$12,756,375

Notes to Consolidated Financial Statements

Note 6. Savings Deposits

Savings deposits at June 30 consist of the following:

	2006	2005
Interest bearing checking accounts at 1.00% (2006) and 0.65% (2005)	$25,405,795	$23,770,734
Noninterest bearing checking accounts	24,053,477	18,007,299
Savings accounts at 1.21% (2006) and 1.43% (2005)	22,740,649	39,498,735
Money market demand accounts at 3.28% (2006) and 0.49% (2005)	13,679,521	1,017,283
Certificates of deposit weighted average rate of 4.13% (2006) and 3.05% (2005)	90,796,526	81,426,717

	176,675,968	163,720,768

Accrued interest payable	336,684	256,160

	$177,012,652	$163,976,928

Weighted average cost of savings deposits	2.68%	1.95%

At June 30, 2006, scheduled maturities of certificates of deposit are as follows:

	2007	2008	2009	2010	After	Total
1.50% to 4.99%	$65,612,497	$13,442,097	$531,384	$1,534,949	$177,322	$81,298,249
5.00% to 5.75%	8,195,591	1,279,670	23,016	—	—	9,498,277

	$73,808,088	$14,721,767	$554,400	$1,534,949	$177,322	$90,796,526

The aggregate amount of jumbo certificates of deposit with a denomination of greater than $100,000 was $27,924,078 and $23,493,607 at June 30, 2006 and 2005, respectively. At June 30, 2006, scheduled maturities of jumbo certificates of deposit are as follows:

	Amount	Weighted Average Rate
Maturity period:
Within three months	$5,170,869	4.04%
Three through six months	6,851,500	4.10
Six through twelve months	9,807,375	4.58
Over twelve months	6,094,334	4.38

	$27,924,078	4.32%

Eligible deposits are insured up to $100,000 by the Savings Association Insurance Fund (SAIF) which is administered by the FDIC. At June 30, 2006 the Company had $33,629,284 in uninsured deposits.

Interest expense on savings deposits consists of the following for the years ended June 30:

	2006	2005
Interest-bearing checking accounts	$525,743	$134,116
Savings accounts	363,690	520,977
Certificate accounts	3,083,950	2,136,301

	$3,973,383	$2,791,394

Notes to Consolidated Financial Statements

Note 7. Short-term and Long-term Borrowings

Short-term borrowings consist of the following at June 30:

	2006	2005
Note payable to AsheCo, M.H.C. at the FHLB overnight rate at 5.57% (3.63% at June 30, 2005).	$300,000	$300,000
Note payable, due in monthly installments of $7,808 including interest at the bank’s prime rate of 8.25% (6.25% at June 30, 2005) with a balloon payment due November 6, 2005. Collateralized by insurance expirations and the right to renew them.	_	270,544
FHLB advances at 5.61% (3.63% at June 30, 2005)	4,639,385	2,000,000

	$4,939,385	$2,570,544

Long-term borrowings consist of the following at June 30:

	2006	2005
FHLB advances at weighted average interest rate of 4.97% (4.57% at June 30, 2005)	$24,000,000	$26,141,664
ESOP note payable, interest due quarterly and principal payments due annually at the bank’s prime rate of 8.25% at June 30, 2006 Collateralized by stock owned by the ESOP.	—	33,420
Capital securities at rate of 10.25% at June 30, 2006 and 2005	5,155,000	5,155,000
Note payable, due in monthly installments of $7,808 including interest at the bank’s prime rate of 8.25% Collateralized by insurance expirations and the right to renew them.	193,528	—
Notes payable, unsecured, due in quarterly interest only installments at 5.50% through December 1, 2004, at which time repayments of principal and interest commenced over a period of 60 months with first payment due on January 1, 2005.	509,772	638,322

	$29,858,300	$31,968,406

As of June 30, 2006, the Company had a $1,500,000 outstanding letter of credit from the FHLB used to collateralize public deposits.

Notes to Consolidated Financial Statements

Note 8. Related Party Transactions

AF Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loan activity to officers and directors of the Company during the years ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005
Balance, beginning	$2,861,662	$3,993,172
Disbursements	259,043	601,550
Payments received	(1,039,062)	(1,733,060)

Balance, ending	$2,081,643	$2,861,662

Deposits of directors and officers have terms consistent with those offered to other customers. At June 30, 2006 and 2005, outstanding deposits of directors and officers totaled $2.3 million.

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

The Company participated in a $5.0 million trust preferred issuance during the first quarter of the 2007 fiscal year. At approximately the same time this new issuance settled, the Company paid off the existing $5.0 million trust preferred issuance. The Company paid an early redemption cost of $384,375. This amount was expensed during the first quarter of the 2007 fiscal year. The new issuance was priced at a floating rate of LIBOR plus 150 basis points.

Notes to Consolidated Financial Statements

Note 10. Stockholders’ Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

The Office of Thrift Supervision (OTS) regulations require institutions to maintain amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. At June 30, 2006 and 2005, the Company and the Bank exceeded all of the capital requirements.

Notes to Consolidated Financial Statements

Note 10. Stockholders’ Equity, continued

As of June 30, 2006, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$19,067	10.4%	$14,610	8.0%	$—	—%
Bank	$20,079	11.1%	$14,459	8.0%	$18,074	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$16,459	9.0%	$7,305	4.0%	$—	—%
Bank	$18,503	10.2%	$7,230	4.0%	$10,845	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$16,459	7.5%	$8,798	4.0%	$—	—%
Bank	$18,503	8.5%	$8,709	4.0%	$10,887	5.0%

June 30, 2005:

Total Capital to Risk Weighted Assets:
Consolidated	$17,774	10.5%	$13,587	8.0%	$—	—%
Bank	$19,255	11.4%	$13,560	8.0%	$16,950	10.0%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	$15,134	8.9%	$6,794	4.0%	$—	—%
Bank	$17,832	10.5%	$6,780	4.0%	$10,170	6.0%

Tier 1 Capital to Average Assets:
Consolidated	$15,134	6.9%	$8,732	4.0%	$—	—%
Bank	$17,832	8.3%	$8,636	4.0%	$10,794	5.0%

Under the conversion regulations the Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank’s equity to be reduced below (1) the amount required for the liquidation account; or (2) the net worth requirements imposed by the OTS.

Notes to Consolidated Financial Statements

Note 11. Employee Pension and Incentive Plans

The Company has profit-sharing plans for the benefit of substantially all employees. Contributions are discretionary and totaled $72,082 and $48,424 for the years ended June 30, 2006 and 2005, respectively.

In addition, the Company has 401(k) retirement plans which contain provisions for specified matching contributions by the Company. The Company funds contributions as they accrue and 401(k) plan expense amounted to $109,354 and $111,992 for the years ended June 30, 2006 and 2005, respectively.

Note 12. Employee Stock Ownership Plan

As part of the reorganization, the Company established an ESOP to benefit substantially all employees. The ESOP purchased 36,942 shares of common stock with the proceeds from a loan from a third party financial institution. The note required annual principal payments of $28,845 plus quarterly interest at the lending institution’s prime rate (8.25% at June 30, 2006). The Company made quarterly contributions to the ESOP in amounts sufficient to allow the ESOP to make its scheduled principal and interest payments on the note. The ESOP shares were pledged as collateral for the debt. The debt was repaid in June 2006 and the shares were released from collateral and allocated to active employees. All shares held by the ESOP have been allocated to employees.

Excluding interest, expense of $69,695 and $71,021 during 2006 and 2005, respectively, has been incurred in connection with the ESOP. The expense includes, in addition to the cash contribution necessary to fund the ESOP, $36,275 in 2006 and $34,022 in 2005, which represents the difference between the fair value of the shares which have been released or committed to be released to participants, and the cost of these shares to the ESOP. The Company has credited this amount to paid-in capital in accordance with the provisions of AICPA Statement of Position 93-6.

At June 30, 2006 and 2005, 36,942 and 33,600 shares, respectively, held by the ESOP have been released or committed to be released to the plan’s participants for purposes of computing earnings per share. No unallocated shares were held as of June 30, 2006. The fair value of the unallocated shares amounted to approximately $63,500 at June 30, 2005.

In accordance with the ESOP, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of termination. The purchase price of the common stock would be based on the fair market value of the Company’s common stock as of the valuation date. Since the redemption of common stock is outside the control of the Company, the Company’s maximum cash obligation based on the approximate market process of common stock as of the reporting date has been presented outside of stockholders’ equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company’s maximum cash obligation and has been reflected as a reduction of retained earnings. As of June 30, 2006 and 2005, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2006	2005
Shares held by the ESOP, net of unallocated or distributed shares	31,772	30,852

Fair value per share	$19.00	$19.00

Maximum cash obligation	$603,668	$616,266

Notes to Consolidated Financial Statements

Note 13. Deferred Compensation and Retirement Plan Agreements

The Bank has an unfunded deferred compensation agreement providing retirement, disability, and death benefits for directors. Vested benefits under the agreements are payable in monthly installments over a ten-year period upon the director’s death, disability or retirement. The Bank also has a retirement plan for members of the Board of Directors. The Plan states that outside directors with at least ten years of service will receive an amount equal to their annual retainer for ten years after their retirement from the Board. The liability for the benefits is being accrued over the terms of active service of the directors. The amount charged to expense under these plans amounted to $100,496 and $47,895 for the years ended June 30, 2006 and 2005, respectively. The related liability recorded for these plans was $654,339 and $614,924 for the years ended June 30, 2006 and 2005, respectively.

The Company has entered into a salary continuation agreement with the Chief Financial Officer. Under this agreement, the executive will be paid monthly amounts of $5,532, after retirement for a period of forty-three years. This agreement also provides for benefits upon death, disability, a change of control and early retirement. The amount charged to expense under this plan amounted to $90,720 and $39,994 for the years ended June 30, 2006 and 2005, respectively. The related liability record for these plans was $244,831 and $159,112 for the years ended June 30, 2006 and 2005, respectively.

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

At June 30, 2006, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. During the year ended June 30, 2006 969 options were exercised.

Note 15. Income Tax Matters

Deferred taxes have been provided for certain increases in the Bank’s tax bad debt reserves subsequent to 1987 which are in excess of additions to recorded loan loss allowances. At June 30, 2006, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $870,000, the balance at June 30, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The approximate amount of unrecorded deferred tax liability associated with these historical additions is approximately $340,000. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank’s effective tax rate would increase to the maximum percent under existing law.

Notes to Consolidated Financial Statements

Note 15. Income Tax Matters, continued

The following provides the tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset as of June 30:

	2006	2005
Deferred tax assets
Reserve for loan losses	$551,745	$449,576
Reserve for uncollected interest	10,184	13,612
Deferred compensation	346,666	298,422
Deferred loan fees	92,871	84,987
Other	48,829	53,836
Net unrealized loss on securities available for sale	10,257	—
State net economic loss carryforwards	—	14,767

	1,060,552	915,200
Less valuation allowance	(10,483)	(14,767)

	1,050,069	900,433

Deferred tax liabilities
Net unrealized gain on securities available for sale	—	25,807
Depreciation	426,560	439,483
FHLB stock dividends	60,067	60,067
Prepaid expenses	58,851	57,008
Deferred loan fees	424,899	394,441

	970,377	976,806

Net deferred tax asset (liability)	$79,692	$(76,373)

During the year ended June 30, 2006, the Company recorded a decrease in the valuation allowance of $4,284 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The provision for income taxes charged to operations for the years ended June 30, 2006 and 2005 consists of the following:

	2006	2005
Current
Federal	$640,094	$398,672
State	144,136	94,474

Total	784,230	493,146
Deferred
Federal	(110,674)	(34,725)
State	(9,327)	34,725

Total	(120,001)	—

Income tax expense	$664,229	$493,146

Notes to Consolidated Financial Statements

Note 15. Income Tax Matters, continued

A reconciliation of income taxes computed at the statutory federal income tax rate to the income tax provision follows:

	2006		2005
	Amount	Percent	Amount	Percent
Tax at statutory rate	$572,917	34.0%	$388,254	34.0%
State tax, net of federal benefit	88,974	5.3	85,272	7.5
Municipal interest income	(11,928)	(0.8)	(21,330)	(1.9)
Nondeductible employee benefits	19,910	1.2	31,006	2.7
Other	(5,644)	(0.3)	9,944	0.9

Total	$664,229	39.4%	$493,146	43.2%

Note 16. Other Noninterest Income and Expense

The major components of other noninterest income for the years ended June 30, 2006 and 2005 are as follows:

	2006	2005
Service charges on deposit accounts	$685,792	$537,516
Cardholder and merchant services income	182,906	126,269
Brokerage fees and commissions	295,055	326,809
Mortgage income	185,307	205,230
Rental income	126,067	17,721
Other	178,578	218,120

Total	$1,653,705	$1,431,665

The major components of other noninterest expense for the years ended June 30, 2006 and 2005 are as follows:

	2006	2005
Cleaning, postage and office supplies	$324,882	$341,431
Advertising and promotion	168,865	150,581
Travel, meals, dues and subscriptions	210,079	246,225
Telephone and utilities	251,902	267,648
Training	41,232	51,839
Fees and charges	64,547	59,809
Professional fees and contracted services	453,920	555,443
REO expense	14,580	165,398
Loss on sale of investments	4,388	—
Other	838,319	570,667

Total	$2,372,714	$2,409,041

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

A summary of the contract amount of the Bank’s exposure to off-statement of financial condition risk, except for undisbursed construction loan funds, is as follows at June 30, 2006:

Notional Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed home equity lines of credit	$13,948,065
Undisbursed construction lines of credit	8,141,876
Undisbursed consumer lines of credit	3,798,349
Undisbursed commercial lines of credit	4,504,865
Letters of credit	315,000
Commitments outstanding to originate loans	818,871

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Home equity lines of credit have variable rates based on the prime rate of interest. Home equity lines are reassessed every five years. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the customer. The collateral held is the underlying real estate. Commercial lines of credit have variable rates tied to prime and are reassessed on an annual basis. Prime at June 30, 2006 was 8.25%.

The Company has entered into operating leases for AF Bank branch locations in Warrensville and Sparta, North Carolina, and also a branch inside Wal-Mart in West Jefferson, North Carolina, and for AF Insurance branches located in Boone, Elkin and Wilkesboro, North Carolina. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $152,763 and $152,868 during 2006 and 2005.

Future minimum lease payments under noncancelable operating leases as of June 30, 2006 are:

Year Ending June 30:
2007	$134,987
2008	86,646
2009	60,900
2010	42,300
2011	18,925
After 2012	6,000

Total minimum lease payments	$349,758

Notes to Consolidated Financial Statements

Note 18. Dividends Declared

On June 23, 2006, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of July 7, 2006 and payable on July 21, 2006. The dividends declared were accrued and reported in accounts payable and other liabilities in the June 30, 2006. Consolidated Statement of Financial Condition. AsheCo, MHC elected to waive the receipt of dividends declared.

Note 19. Fair Value of Financial Instruments

The following table reflects a comparison of carrying amounts and the fair values of the financial instruments as of June 30, 2006 and 2005:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash
Interest-bearing	$2,102,087	$2,102,087	$2,657,931	$2,657,931
Noninterest-bearing deposits	8,906,573	8,906,573	6,150,597	6,150,597
Investments	3,457,007	3,457,007	4,045,498	4,045,498
Loans receivable, net	193,939,008	193,864,808	181,242,230	181,964,592
Loans held for sale	885,000	885,000	1,226,750	1,226,750
Accrued interest receivable	1,080,470	1,080,470	949,186	949,186
FHLB stock	1,791,600	1,791,600	1,704,800	1,704,800

Financial liabilities:
Deposits	177,012,652	176,884,893	163,976,928	163,779,345
Borrowings	34,797,685	34,757,368	34,538,951	34,826,767

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

Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Certain prepayment assumptions have also been made depending upon the original contractual lives of the loans.

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

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data

The following are the condensed financial statements of AF Financial Group as of and for the years ended June 30, 2006 and 2005:

AF Financial Group

Condensed Balance Sheets

June 30, 2006 and 2005

	2006	2005
Assets
Cash and cash equivalents:
Interest-bearing deposits	$—	$11,787
Non interest-bearing deposits	434,575	68,276
Investment in AF Bank	18,521,301	17,903,244
Investment in AF Insurance Services, Inc.	962,102	810,997
Investment in AF Capital Trust I	155,000	155,000
Prepaid financing costs, net	—	168,944
Deferred income taxes	51,653	—
Other assets	214,385	310,985

Total assets	$20,339,016	$19,429,233

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable	$278,731	$282,720
Short-term borrowings	300,000	300,000
Long-term borrowings	5,155,000	5,188,420
Deferred income taxes	—	2,857
Redeemable common stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	603,668	616,266

Total liabilities	6,337,399	6,390,263

Stockholders equity
Common stock	10,546	10,537
Additional paid-in capital	12,022,869	11,967,650
Retained earnings	2,059,049	1,095,492
Accumulated other comprehensive income (loss)	(15,967)	40,171

	14,076,497	13,113,850
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	14,001,617	13,038,970

Total liabilities and stockholders’ equity	$20,339,016	$19,429,233

Notes to Consolidated Financial Statements

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data, continued

AF Financial Group

Condensed Statements of Income

Years ended June 30, 2006 and 2005

	2006	2005
Equity in earnings of subsidiaries	$1,575,301	$1,218,623
Interest income	51	—
Income tax credit	266,778	275,908
Professional fees	(68,000)	(238,005)
Interest expense	(525,471)	(519,411)
Other expense	(227,836)	(88,338)

Net income	$1,020,823	$648,777

AF Financial Group

Condensed Statements of Cash Flows

Years ended June 30, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities:
Net income	$1,020,823	$648,777
ESOP expense	69,695	71,022
Deferred income taxes	(54,510)	(3,084)
Depreciation and amortization	168,944	9,827
Loss on disposal of office properties and equipment	—	11,338
Change in assets and liabilities:
Equity in earnings of subsidiaries	(1,575,301)	(1,218,623)
Decrease in other assets	96,600	55,616
Increase in accounts payable and other liabilities	(3,988)	2,243

Net cash used in operating activities	(277,737)	(422,884)

Cash Flows from Investing Activities:
Dividends received from subsidiaries	750,000	484,797

Net cash provided by investing activities	750,000	484,797

Cash Flows from Financing Activities:
Short-term borrowings, net	—	150,000
Long-term borrowings (repayments), net	(33,420)	(37,000)
Net proceeds from common stock issued	17,927	—
Tax benefit from exercise of stock option	1,027	—
Cash dividends paid	(103,285)	(103,091)

Net cash provided by (used in) financing activities	(117,751)	9,909

Net increase in cash	354,512	71,822

Cash, beginning	80,063	8,241

Cash, ending	$434,575	$80,063

Notes to Consolidated Financial Statements

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data, continued

The following are the condensed financial statements of the mutual holding company, AsheCo, M.H.C., as of and for the years ended June 30, 2006 and 2005:

AsheCo, M.H.C.

Condensed Balance Sheets

June 30, 2006 and 2005

	2006	2005
Assets
Interest-bearing deposits	$197,823	$217,701
Investment in AF Financial Group	7,171,628	6,685,080
Other assets	340,803	328,720

Total assets	$7,710,254	$7,231,501

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable and other liabilities	$14,040	$7,020

Stockholders’ equity
Additional paid-in capital	5,709,548	5,717,328
Retained earnings	1,994,845	1,486,557
Accumulated other comprehensive income (loss)	(8,179)	20,596

Total shareholders’ equity	7,696,214	7,224,481

Total liabilities and shareholders’ equity	$7,710,254	$7,231,501

AsheCo, M.H.C.

Condensed Statements of Income

Years ended June 30, 2006 and 2005

	2006	2005
Interest income	$15,461	$7,883
Equity in earnings of subsidiaries	523,103	354,392
Loss on sale of subsidiary	—	(133,068)
Other expense	(30,276)	(32,006)

Net income	$508,288	$197,201

Notes to Consolidated Financial Statements

Note 20. Mid-Tier Holding Company and Mutual Holding Company Data, continued

AsheCo, M.H.C.

Condensed Statements of Cash Flows

Years ended June 30, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities:
Net income	$508,288	$197,201
Equity in earnings of subsidiaries	(523,103)	(354,392)
Change in assets and liabilities:
Loss on sale of subsidiary	—	133,068
Increase in other assets	(12,083)	(95,478)
Increase (decrease) in accounts payable	7,020	(3,000)

Net cash used in operating activities	(19,878)	(122,601)

Cash Flows from Investing Activities:
Dividends from AF Financial Group	—	26,912
Proceeds from sale of subsidiary	—	150,000

Net cash provided by investing activities	—	176,912

Net increase (decrease) in cash	(19,878)	54,311
Cash, beginning	217,701	163,390

Cash, ending	$197,823	$217,701

Note 21. Segment Reporting

The Company had additional reportable segments: AF Bank, AF Brokerage, Inc. and AF Insurance Services, Inc. As of June 24, 2005, AF Brokerage, Inc. was dissolved as a separate entity and as of June 30, 2005, operated as AF Investments, a subsidiary of AF Bank. The information below includes the operating results of AF Brokerage, Inc. during the 2005 fiscal year prior to the dissolution. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the year ended June 30, 2006 and June 30, 2005 is as follows (dollars in thousands):

June 30, 2006	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$13,682	$—	$(6)	$13,676
Interest expense	525	5,234	55	(6)	5,808

Net interest income	(525)	8,448	(55)	—	7,868
Provision for loan losses	—	265	—	—	265

Net interest income after provision	(525)	8,183	(55)	—	7,603
Non-interest income	—	1,765	2,820	(163)	4,422
Non-interest expense	296	7,914	2,293	(163)	10,340

Income (loss) before income taxes	(821)	2,034	472	—	1,685
Income taxes	(267)	760	171	—	664

Net income (loss)	$(554)	$1,274	$301	$—	$1,021

Assets	$642	$227,395	$2,244	$(926)	$229,355

Notes to Consolidated Financial Statements

Note 21. Segment Reporting, continued

June 30, 2005	AF Financial Group	AF Bank	AF Insurance Services, Inc.	AF Brokerage Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$12,001	$—	$1	$(7)	$11,995
Interest expense	519	4,163	58	—	(7)	4,733

Net interest income	(519)	7,838	(58)	1	—	7,262
Provision for loan losses	—	(79)	—	—	—	(79)

Net interest income after provision	(519)	7,917	(58)	1	—	7,341
Non-interest income	—	1,388	2,593	322	(338)	3,965
Non-interest expense	326	7,367	2,426	383	(338)	10,164

Income (loss) before income taxes	(845)	1,938	109	(60)	—	1,142
Income taxes	(275)	748	37	(17)	—	493

Net income (loss)	$(570)	$1,190	$72	$(43)	$—	$649

Assets	$429	$211,781	$2,377	$—	$(486)	$214,101

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item regarding (i) directors of the Company is set forth under the section captioned “Proposal 1 – Election of Directors”; (ii) Company executive officers is set forth under the section “Proposal 1 – Election of Directors – Executive Officers”; (iii) Section 16(a) compliance is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held November 6, 2006, all of which are incorporated herein by this reference.

The Company has adopted a written Code of Ethics for its principal executive officer and senior financial officer as required by Sarbanes-Oxley and applicable SEC Rules. A copy of our Code of Ethics policy is available on our website at www.afgrp.com.

ITEM 10. EXECUTIVE COMPENSATION

The information requested by this Item is set forth under the section captioned “Proposal 1 – Election of Directors – Directors’ Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2006 both of which are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Security Ownership – Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2006.

The following table sets forth the aggregate information with respect to the Company’s equity compensation plans as in effect as of June 30, 2006.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,604	$18.50	–

Equity compensation plans not approved by security holders	–	–	–

Total	13,604	$18.50	–

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors – Transactions with Certain Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2006.

Item 13. Exhibits

(a)	Exhibits
	2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

	3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

	4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

	4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”)).

	4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.2	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.3	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.4	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.5	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.6	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors – Principal Accountant Fees and Services” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2006.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AF Financial Group
(Registrant)

Date: September 22, 2005	By:	/s/ Robert E. Washburn
Robert E. Washburn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Robert E. Washburn	September 22, 2006
Robert E. Washburn
President, Chief Executive Officer and Director

/s/ Wayne R. Burgess	September 22, 2006
Wayne R. Burgess - Director

/s/ Jan R. Caddell	September 22, 2006
Jan R. Caddell - Director

/s/ Kenneth R. Greene	September 22, 2006
Kenneth R. Greene – Director

/s/ Claudia L. Kelley	September 22, 2006
Claudia L. Kelley – Director

/s/ Donald R. Moore	September 22, 2006
Donald R. Moore - Director

/s/ Jimmy D. Reeves	September 22, 2006
Jimmy D. Reeves – Director

/s/ Jerry L. Roten	September 22, 2006
Jerry L. Roten - Director

/s/ Michael M. Sherman	September 22, 2006
Michael M. Sherman – Director