Form 10QSB
period 2006-09-30
AF FINANCIAL GROUP
filed 2006-11-20
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of September 30, 2006 and June 30, 2006

	September 30, 2006	June 30, 2006
	(Unaudited)	(*)
ASSETS
Cash and cash equivalents:
Interest-bearing deposits	$2,422,238	$2,102,087
Noninterest-bearing deposits	9,279,753	8,906,573
Securities available for sale	16,445,809	3,457,007
Federal Home Loan Bank stock	2,174,100	1,791,600

Loans	196,479,714	195,506,996
Less allowance for loan losses	(1,590,966)	(1,567,988)

Loans receivable, net	194,888,748	193,939,008
Loans held for sale	554,000	885,000
Real estate owned	908,611	908,611
Office properties and equipment, net	12,875,431	13,105,187
Accrued interest receivable on loans	1,134,663	1,026,816
Accrued interest receivable on investment securities	113,918	53,654
Prepaid expenses and other assets	1,674,690	1,451,134
Deferred income taxes, net	98,465	79,692
Goodwill	1,614,391	1,648,468

Total assets	$244,184,817	$229,354,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$182,415,602	$177,012,652
Short-term borrowings	14,938,783	4,939,385
Long-term borrowings	29,805,563	29,858,300
Accounts payable and other liabilities	2,449,917	2,939,216
Redeemable common stock held by the ESOP, net of unearned ESOP shares	581,816	603,668

Total liabilities	230,191,681	215,353,221

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 issued and 1,050,804 outstanding shares at September 30, 2006 and June 30, 2006	10,546	10,546
Additional paid-in capital	4,743,174	4,743,174
Retained earnings, substantially restricted	9,359,483	9,338,743
Accumulated other comprehensive loss	(45,187)	(15,967)

	14,068,016	14,076,496
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	13,993,136	14,001,616

Total liabilities and stockholders’ equity	$244,184,817	$229,354,837

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2006 has been derived from audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2006	2005
Interest and dividend income:
Loans	$3,681,179	$3,096,468
Investment securities	85,321	46,550
Interest-bearing deposits	36,856	45,378

Total interest income	3,803,356	3,188,396

Interest expense:
Savings deposits	1,255,631	856,769
Short-term borrowings	80,962	11,149
Long-term borrowings	424,202	447,917
Early redemption penalty on trust preferred capital securities	384,375	—

Total interest expense	2,145,170	1,315,835

Net interest income	1,658,186	1,872,561
Provision for loan losses	28,500	30,000

Net interest income after provision for loan losses	1,629,686	1,842,561

Noninterest income:
Insurance commissions	656,394	684,694
Other	450,630	413,021

	1,107,024	1,097,715

Noninterest expense:
Compensation and employee benefits	1,445,139	1,488,103
Occupancy and equipment	319,797	338,308
Computer processing charges	120,782	188,348
Other	466,777	498,854

	2,352,495	2,513,613

Income before income taxes	384,215	426,663
Income taxes	186,514	179,301

Net income	197,701	247,362

Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(29,220)	(26,766)

Comprehensive income	$168,481	$220,596

Basic earnings per share of common stock	$0.19	$0.24

Diluted earnings per share of common stock	$0.19	$0.24

Basic weighted average shares outstanding	1,050,804	1,047,109

Diluted weighted average shares outstanding	1,051,065	1,048,405

Cash dividends declared per share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$197,701	$247,362
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	28,500	30,000
Depreciation and amortization	266,005	272,680
Gain on loans held for sale	(7,468)	(15,275)
Proceeds from loans held for sale	4,796,228	5,843,195
Origination of loans held for sale	(4,457,760)	(5,173,670)
Amortization of deferred loan fees	(41,022)	(28,687)
ESOP expense	—	19,896
Change in operating assets and liabilities:
Accrued interest receivable	(168,111)	(52,217)
Accrued interest payable	(146,506)	(79,476)
Prepaid expense and other assets	(121,607)	116,057
Accounts payable and other liabilities	(563,823)	78,324

Net cash provided (used) by operating activities	(217,863)	1,258,189

Cash Flows from Investing Activities
Purchases of Federal Home Loan Bank stock	(382,500)	—
Purchases of securities available for sale	(13,096,093)	—
Proceeds from principal repayment and maturities of securities available for sale	58,160	102,680
Net originations of loans receivable	(937,218)	(1,183,306)
Purchases of office properties and equipment	(15,600)	(120,629)

Net cash used in investing activities	(14,373,251)	(1,201,255)

Cash Flows from Financing Activities
Net increase in savings deposits	5,363,605	3,753,000
Short-term borrowings (repayments), net	9,999,398	(2,019,132)
Long-term borrowings (repayments), net	(52,737)	(187,031)
Dividends paid	(25,821)	(25,821)

Net cash provided by financing activities	15,284,445	1,521,016

Net increase in cash and cash equivalents	693,331	1,577,950
Cash and cash equivalents:
Beginning	11,008,660	8,808,528

Ending	$11,701,991	$10,386,478

See Notes to Condensed Consolidated Financial Statements.

AF FINANCIAL GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

AF Financial Group (the “Company”) is a federally chartered thrift holding company which owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and Ashe Lane Capital Trust (a Delaware business trust). AF Bank conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. Headquartered in West Jefferson, North Carolina, AF Insurance Services, Inc. has branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2007.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. This quarterly report should be read in conjunction with such annual report.

Note 3. Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the exercise or issuance of all potential common stock instruments such as options, unless the effect is antidilutive (to reduce a loss or increase earnings per share). Earnings per share have been calculated in accordance with Statement of Position 93-6 “Employers’ Accounting for Employee Stock Ownership Plans” and Statement of Financial Accounting Standards No. 128 “Earnings Per Share.”

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended September 30,
	2006	2005
Weighted average shares outstanding	1,050,804	1,047,109

Potentially dilutive effect of stock options	261	1,296

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,051,065	1,048,405

Note 4. Dividends Declared

On September 22, 2006, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of October 6, 2006 and payable on October 20, 2006. The dividends declared were accrued and reported in accounts payable and other liabilities in the September 30, 2006 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Adoption of Staff Accounting Bulletin Number 108

In September 2006, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006, with earlier application encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year’s errors on the income statement. We have previously used the roll-over method for quantifying identified financial statement misstatements.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We adopted SAB 108 during the quarter ended September 30, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements for the quarter ending September 30, 2006. The following table summarizes the effects of applying the guidance in SAB 108.

	Period in which the Misstatement Originated (1)			Adjustment Recorded as of
	Cumulative Prior to	Year Ended June 30,
	July 1, 2004	2005	2006	July 1, 2006
	(Dollars in thousands)
Accrued Vacation (2)	$(111)	$(3)	$54	$(60)
Amortization of Intangible Assets (3)	(11)	(10)	(10)	(31)
Mortgage Servicing Assets (4)	246	(80)	(47)	119
Overstatement of Interest Income (5)	(136)	(59)	(26)	(221)
Income Tax Effect of Above Differences (6)	5	59	11	75
(Understatement) Overstatement of Income Tax Accounts (7)	(38)	4	(21)	(55)

Impact on net income (8)	$(45)	$(89)	$(39)

Retained Earnings (9)				$(173)

(1)	We evaluated these errors under the roll-over method and concluded that they are immaterial individually and in the aggregate.
(2)	We did not record a liability for employee vacation accrual prior to the fiscal year beginning July 1, 2003. As a result of this error, our vacation expense was understated by $111,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, by $3,000 in fiscal year ending June 30, 2005 and was overstated by $54,000 in fiscal year ending June 30, 2006.
(3)	We incorrectly did not amortize insurance agency customer policies acquired. As a result of this error amortization expense was understated by $11,000 (cumulatively) prior to the fiscal year beginning July 1, 2004, by $10,000 in fiscal year ending June 30, 2005 and by $10,000 in fiscal year ending June 30, 2006.
(4)	We understated mortgage servicing assets prior to the fiscal year beginning July 1, 2003. As a result of this error, our servicing asset income was understated by $246,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, overstated by $80,000 in fiscal year ending June 30, 2005 and overstated by $47,000 in fiscal year ending June 30, 2006.
(5)	We incorrectly recorded the first month’s interest income on loans sold to the secondary market. As a result of this error our interest income was overstated by $136,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, $59,000 in fiscal year ended June 30, 2005 and $26,000 in fiscal year ended June 30, 2006.
(6)	As a result of the misstatements described, our provision for income taxes was overstated by $5,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, by $59,000 for fiscal year ended June 30, 2005 and by $26,000 for fiscal year ended June 30, 2006.
(7)	We incorrectly recorded our tax liability. As a result of this error our tax expense was understated by $38,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, overstated by $4,000 in fiscal year ended June 30, 2005 and was understated by $21,000 in fiscal year ended June 30, 2006.
(8)	Represents the net overstatement of net income for the indicated periods resulting from the misstatements described above.
(9)	Represents the net reduction to retained earnings recorded as of July 1, 2006 to record the initial application of SAB 108.

Note 6. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2006	$10,546	$4,743,174	$9,338,743	$(15,967)	$(74,880)	$14,001,616
Cumulative effect of adoption of SAB 108, net of tax benefit of $75,740	—	—	(172,992)	—	—	(172,992)
Transfer to redeemable common stock net of unearned ESOP shares	—	—	21,852	—	—	21,852
Cash dividend, $.05 per share	—	—	(25,821)	—	—	(25,821)
Net income	—	—	197,701	—	—	197,701
Unrealized holding loss arising during period, net of tax benefit of $18,773	—	—	—	(29,220)	—	(29,220)

Balance, September 30, 2006	$10,546	$4,743,174	$9,359,483	$(45,187)	$(74,880)	$13,993,136

Note 7. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At September 30, 2006, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. At September 30, 2005, 14,573 options at an exercise price of $18.50 were outstanding. No changes in the Company’s stock options occurred during the three months ended September 30, 2006 and 2005.

Note 8. Capital Securities

On July 10, 2006, Ashe Lane Capital Trust (the “Trust”), a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate capital securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled securities transaction (“Capital Securities”). The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of floating rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) of the Company.

The Capital Securities accrue and pay distributions quarterly at a floating rate of LIBOR plus 150 basis points of the stated liquidation amount of $1,000 per Capital Security. The Company has fully and unconditionally guaranteed all of the obligations of the Trust, including the quarterly distributions and payments on liquidation or redemption of the Capital Securities.

The Capital Securities are mandatorily redeemable upon the maturing of the Subordinated Debentures on September 23, 2036 or upon earlier redemption as provided in the Indenture. The Company has the right to redeem the Subordinated Debentures, in whole or in part, on any March 23, June 23, September 23 and December 23 on or after September 23, 2011 at the redemption price.

The Company paid off $5.0 million of 10.25% fixed rate Capital Securities on July 25, 2006. The Company paid an early redemption cost of $384,375. This amount was expensed during the quarter ended September 30, 2006.

Note 9. Impaired Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SAFS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”, requires that the Company establish specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to $2,824,538 and $191,490 at September 30, 2006 and September 30, 2005, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Company has determined that specific allowances on these loans are not required. The Company established reserves for uncollectible interest totaling $30,076 at September 30, 2006 and did not establish a reserve for uncollectible interest at September 30, 2005.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $101,298 and $40,253 during the quarters ended September 30, 2006 and 2005, respectively. Interest income actually recognized on a cash basis on impaired loans during the quarters ended September 30, 2006 and 2005 was $3,694 and $348, respectively.

Note 10. Segment Reporting

The Company has additional reportable segments: AF Bank and AF Insurance Services, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended September 30, 2006 and September 30, 2005 is as follows (dollars in thousands):

Three Months Ended September 30, 2006	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$3,804	$—	$(1)	$3,803
Interest expense	507	1,627	12	(1)	2,145

Net interest income	(507)	2,177	(12)	—	1,658
Provision for loan losses	—	28	—	—	28

Net interest income after provision	(507)	2,149	(12)	—	1,630
Non-interest income	—	488	674	(55)	1,107
Non-interest expense	17	1,856	534	(55)	2,352

Income (loss) before income taxes	(524)	781	128	—	385
Income taxes	(167)	304	50	—	187

Net income (loss)	$(357)	$477	$78	$—	$198

Assets	$402	$242,312	$2,163	$(692)	$244,185

Three Months Ended September 30, 2005	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- Segment Elimination	Consolidated Totals
Interest income	$—	$3,190	$—	$(2)	$3,188
Interest expense	133	1,170	15	(2)	1,316

Net interest income	(133)	2,020	(15)	—	1,872
Provision for loan losses	—	30	—	—	30

Net interest income after provision	(133)	1,990	(15)	—	1,842
Non-interest income	—	452	704	(58)	1,098
Non-interest expense	46	1,920	606	(58)	2,514

Income (loss) before income taxes	(179)	522	83	—	426
Income taxes	(57)	204	32	—	179

Net income (loss)	$(122)	$318	$51	$—	$247

Assets	$395	$213,692	$2,355	$(443)	$215,999

Note 11. Reclassifications

Certain amounts in the September 2005 financial statements have been reclassified to conform to the September 2006 presentation. The reclassification had no effect on net income or stockholders’ equity, as previously reported.

Item 2. Management’s Discussion and Analysis

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company, that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include: changes in national and regional, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments; our ability to offer new products and increase lower cost core deposits; and depositor and borrower preferences. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein.

Overview

AF Financial Group (the “Company”) is a federally chartered thrift holding company that owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and Ashe Lane Capital Trust (a Delaware business trust). The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. The Bank is a federally chartered stock savings bank which was chartered in 1939 and the historical operations of AF Bank have been to provide fixed-rate loans for the residents of Ashe County, North Carolina. Over the past several years, we have expanded our market area to include Alleghany, Caldwell, Surry, Watauga and Wilkes counties and have diversified our product lines by engaging in non-residential mortgage and non-mortgage lending and offering insurance and uninsured investment products. In July 1997, we started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and North Wilkesboro, North Carolina.

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

On July 10, 2006, Ashe Lane Capital Trust, a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate capital securities. The issuance was priced at LIBOR plus 150 basis points. At approximately the same time the Company paid off the existing $5.0 million 10.25% fixed-rate capital securities. The Company had to pay a $384,375 early redemption penalty for paying off the 10.25% issuance. Management believes that the Company will recapture the penalty amount within three years by recognizing a decrease in interest costs.

One initiative that management and the board of directors believe is a focal point of our continued success is to develop methods and products to better serve our customers in order to maintain a loyal customer base. To accomplish this we are developing products and services that help create a unique financial experience to make banking easier and more convenient for our customers. We started the process of improving customer service during the 2006 fiscal year by listening to our customers and learning what is important to them. Below are just a few of the changes that we have implemented that we believe will provide our customers with a more convenient and enjoyable financial services experience.

•	Expanded hours;

•	Expanded ATM network;

•	Reserved parking for expectant parents;

•	Branch remodeling projects;

•	Coffee service in each branch location;

•	Computer kiosks in branch lobby and;

•	Express drive-thru lane.

More ideas will be implemented during the fiscal year 2007. We are excited about these changes and will continue to look for ways to provide unique and convenient financial services to our customers and potential customers.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 80.5% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio.

Net income decreased $49,661 to $197,701 for the three months ended September 30, 2006 from $247,362 for the three month period ended September 30, 2005. This change is primarily due to the early redemption fee on trust preferred partially offset by an increase in interest income due to the 150 basis point interest rate hike by the Federal Reserve during the twelve months ended September 30, 2006. At September 30, 2006 we had approximately $69.9 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products has allowed us to increase our net interest margin. However, we believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate hike adjustments.

There are a number of positive factors during the three months ended September 30, 2006, which underscore our commitment to the long-term profitability and success of the Company:

•	An increase in net loans of $949,740 million or 0.5%;

•	An increase in savings deposits of $5.4 million or 3.1%, and

•	Asset growth of $14.8 million or 6.5%.

Critical Accounting Policies and Estimates

The notes to our audited consolidated financial statements for the year ended June 30, 2006 included in the AF Financial Group 2006 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, the fair value of mortgage servicing assets and asset impairment judgments, including the recoverability of goodwill, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policies to be most critical in their potential effect on our financial position or results of operations:

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on our evaluation of the risks inherent in AF Bank’s loan portfolio, prior loss history and the regional economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and AF Bank’s underwriting policies.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006:

Total assets increased by $14.8 million, or 6.5%, to $244.2 million at September 30, 2006 from $229.4 million at June 30, 2006. The increase in assets was primarily the result of an increase of $13.0 million, or 375.7%, in securities available for sale and an increase of $949,740, or 0.5%, in net loans receivable, partially offset by a decrease of $331,000 in loans held for sale from June 30, 2006 to September 30, 2006.

Securities available for sale increased $13.0 million, or 375.7%, to $16.4 million at September 30, 2006 from $3.5 million at June 30, 2006. This increase was due to the purchase of investments totaling $13.1 million partially offset by the $58,160 proceeds received from principal payments on mortgage backed securities and the $47,993 decline in market value. The investments purchased were investment grade municipal bonds. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes. Management decided to purchase the municipals due to the interest rate spread available on the bonds versus the current and predicted cost of funds. At September 30, 2006, our investment portfolio had $74,217 in net unrealized losses as compared to net unrealized losses of $26,224 at June 30, 2006.

Net loans increased $949,740, or 0.5%, to $194.9 million at September 30, 2006 from $193.9 million at June 30, 2006. The increase in net loans receivable is primarily due to the increases in commercial loans during the three months ended September 30, 2006. Commercial loans increased $3.2 million from $19.2 million at June 30, 2006 to $22.4 million at September 30, 2006. The increase in commercial loans is the result of expanding relationships with existing customers. The increase in commercial loans was partially offset by a decrease in total mortgage loans.

The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At September 30, 2006		At June 30, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$99,394	51.00%	$100,198	51.68%
Multi-family	3,697	1.90%	4,179	2.15%
Non-residential	28,564	14.66%	29,779	15.35%
Land	18,570	9.53%	17,929	9.24%
Construction	13,354	6.85%	14,660	7.56%

Total mortgage loans	$163,579	83.94%	$166,745	85.98%

Other loans:
Commercial	$22,445	11.52%	$19,221	9.91%
Consumer loans	10,701	5.49%	9,782	5.04%

Total other loans	$33,146	17.01%	$29,003	14.95%

Gross loans	$196,725	100.95%	$195,748	100.93%

Less:
Unearned discounts and net deferred loan fees	$245	0.13%	$241	0.12%
Allowance for loan losses	1,591	0.82%	1,568	0.81%

	1,836	0.95%	1,809	0.93%

Loans, net	$194,889	100.00%	$193,939	100.00%

Savings deposits increased by $5.4 million, or 3.1%, from $177.0 million at June 30, 2006 to $182.4 million at September 30, 2006. We believe that the increase in deposits is attributable to our continuing effort to increase balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our efforts in this area and to offer new products and services to increase lower cost core deposits.

Short-term borrowings increased $10.0 million, or 202.4%, to $14.9 million at September 30, 2006 from $4.9 million at June 30, 2006. Long-term borrowings decreased $52,737, or 0.2%, to $29.8 million at September 30, 2006 from $29.9 million at June 30, 2006. The net increase in long and short-term borrowings was used to fund the increases in securities available for sale and net loans.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $2,824,538, or 1.2% of total assets, at September 30, 2006 compared to $191,490, or 0.09% of total assets, at September 30, 2005. The increase in the level of non-performing loans is primarily due to nonresidential mortgage loans and land loans that were over 90 days delinquent as of September 30, 2006. Management believes that the Bank has sufficient collateral and does not anticipate a loss on these loans. The Bank recognized total charge-offs of $15,089 during the three months ended September 30, 2006 compared to total charge-offs of $43,626 during the three months ended September 30, 2005. Total recoveries increased to $9,568 for the three months ended September 30, 2006 from $7,216 for the three months ended September 30, 2005. The Bank recognized net charge-offs of approximately $5,521 during the three months ended September 30, 2006 compared to net charge-offs of $36,410 for the three months ended September 30, 2005.

The ALL to total non-performing assets totaled 42.62% at September 30, 2006 compared to 139.09% at June 30, 2006. The ALL to total non-performing loans totaled 56.33% at September 30, 2006 compared to 716.98% at June 30, 2006. These decreases were primarily attributable to an increase in the level of non-performing loans during the three months ended September 30, 2006. Non-performing loans totaled $218,694 at June 30, 2006 compared to $2,824,538 at September 30, 2006. Due to the increase in non-performing loans and the change in the mix of loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $28,500 provision to the ALL during the three month period ended September 30, 2006. The ALL to total loans totaled 0.81% at September 30, 2006 compared to 0.80% at June 30, 2006. Although the level of non-performing loans increased during the quarter, in management’s opinion a comparable increase in the level of ALL is not necessary because the non-performing loans at September 30, 2006 are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005
	(Dollars in thousands)
Balance at beginning of year	$1,568	$1,385
Provision for loan losses	29	30

Charge-offs:
One- to four-family residential	—	(25)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	(15)	(18)

Total charge-offs	(15)	(43)

Recoveries:
One- to four-family residential	—	1
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	9	6

Total recoveries	9	7

Balance at end of period	$1,591	$1,379

	At September 30, 2006	At June 30, 2006
Total loans outstanding	$196,725	$195,748

Allowance for loan losses	$1,591	$1,568

Allowance for loan losses to total loans at end of period	0.81%	0.80%

Allowance for loan losses to total non-performing assets at end of period	42.62%	139.09%

Allowance for loan losses to total non-performing loans at end of period	56.33%	716.98%

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005:

Net income for the three-month period ended September 30, 2006 decreased $49,661 to $197,701 compared to net income of $247,362 during the same period in 2005. The decrease in net income during the three-month period was attributable to the early redemption penalty on trust preferred capital securities and an increase in interest expense partially offset by an increase in interest income.

Interest Income. Interest income increased by $614,960, or 19.3%, from $3,188,396 for the three-month period ended September 30, 2005 to $3,803,356 for the three-month period ended September 30, 2006. Interest income from loans increased $584,711, or 18.9%, from $3,096,468 for the three-month period ended September 30, 2005 to $3,681,179 for the three-month period ended September 30, 2006. The increase in interest income from loans for the three-month period was attributable to an increase in the weighted average rate on portfolio loans and an increase in the outstanding loan balances. The weighted average rate on portfolio loans increased .69% from 6.69% at September 30, 2005 to 7.38% at September 30, 2006, primarily due to the 150 basis point interest rate hike by the Federal Reserve during the twelve months ended September 30, 2006. Total loans increased $12.7 million from $184.0 million at September 30, 2005 to $196.7 million at September 30, 2006.

Interest Expense. Interest expense increased by $829,335, or 63.0%, to $2,145,170 for the three-month period ended September 30, 2006 from $1,315,835 for the three-months ended September 30, 2005. The increase in interest expense for the three-month period ended September 30, 2006 is primarily attributable to an early redemption penalty on trust preferred capital securities and an increase in interest expense on savings deposits. During the three-month period ended September 30, 2006, the Company paid off a $5.0 million 10.25% fixed-rate trust preferred capital securities issuance and paid a $384,375 early redemption penalty. This penalty was expensed during the quarter ended September 30, 2006.

Interest expense on savings deposits increased $398,862 from $856,769 for the three months ended September 30, 2005 to $1,255,631 for the three months ended September 30, 2006. These increases were primarily attributable to the increase in savings deposits and to an increase of the weighted average rate paid on deposits. Savings deposits increased $14.6 million from $167.8 million at September 30, 2005 to $182.4 million at September 30, 2006. The weighted average rate paid on savings deposits increased .93% from 2.08% at September 30, 2005 to 3.01% at September 30, 2006.

Net Interest Income. Net interest income decreased by $214,375, or 11.5%, from $1,872,561 for the three- month period ended September 30, 2005 to $1,658,186 for the three-month period ended September 30, 2006. The decrease in net interest income during the three-month period ended September 30, 2006 is the result of the early redemption penalty on trust preferred capital securities and an increase in interest expense, partially offset by the increase in the weighted average interest rate earned on the loan portfolio and an increase in outstanding loan balances. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge-offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the three months ended September 30, 2006.

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

We made a $28,500 provision to the ALL during the three-month period ended September 30, 2006, compared to a provision for loan losses of $30,000 made during the three-month period ended September 30, 2005. As mentioned above, during the three-month period ended September 30, 2006 we had net charge-offs of $5,521. We made a $28,500 provision to the ALL during the three-month period ended September 30, 2006 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At September 30, 2006, our level of ALL amounted to $1,590,966, or 0.81% of total loans, as compared to $1,567,988 of ALL, or 0.80% of total loans at June 30, 2006, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $9,309, or 0.9%, from $1,097,715 for the three- month period ended September 30, 2005 to $1,107,024 for the three months ended September 30, 2006. The increase in noninterest income during the three-month period ended September 30, 2006 was primarily attributable to increases in rental income. The increase in rental income is due to the leasing of the available office space in the Boone Financial Center during the fiscal year ended June 30, 2006. The leases have terms ranging from three to five years.

Non-Interest Expense. Non-interest expense decreased by $161,118, or 6.4%, from $2,513,613 for the three months ended September 30, 2005 to $2,352,495 for the three months ended September 30, 2006. The decrease in non-interest expense for the three-month period ended September 30, 2006 is primarily attributable to a decrease in compensation and employee benefits and computer processing charges and managements’ initiative to cut expenses whenever and wherever possible. Compensation and employee benefits decreased $42,964, or 2.9%, from $1,488,103 for the three months ended September 30, 2005 to $1,445,139 for the three months ended September 30, 2006. Computer processing charges decreased $67,566, or 35.9%, from $188,348 for the three months ended September 30, 2005 to $120,782 for the three months ended September 30, 2006. These decreases are the result of the core data processing conversion that occurred during the year ending June 30, 2006. Since this conversion we have been able to reduce the fees paid for core data processing and reduce the compensation allocated to the conversion.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three months ended September 30, 2006 and 2005. The income tax expense was $186,514 for the three months ended September 30, 2006 compared to the income tax expense of $179,301 for the three months ended September 30, 2005. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense. The $384,375 early redemption penalty on trust preferred capital securities discussed above was expensed at the AF Financial Group level which resulted in a loss in this segment. As a result, no state income tax benefit could be recognized.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At September 30, 2006, we had borrowings of $38.6 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $83.2 million at September 30, 2006. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of September 30, 2006, cash and cash equivalents, a significant source of liquidity, totaled $11.7 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunding or underfunding of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our financial statements.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

10.1	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.2	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.3	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.4	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.5	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.6	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.7	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated November 20, 2006	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President,
Secretary, Treasurer