Form 10QSB
period 2006-12-31
AF FINANCIAL GROUP
filed 2007-02-13
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2007 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2006 and June 30, 2006

	December 31, 2006	June 30, 2006
	(Unaudited)	(*)
ASSETS
Cash and cash equivalents:
Interest-bearing deposits	$357,967	$2,102,087
Noninterest-bearing deposits	9,475,657	8,906,573
Securities available for sale	17,923,407	3,457,007
Federal Home Loan Bank stock	1,791,600	1,791,600
Loans	199,932,169	195,506,996
Less allowance for loan losses	(1,788,187)	(1,567,988)

Loans receivable, net	198,143,982	193,939,008
Loans held for sale	2,031,600	885,000
Real estate owned	908,611	908,611
Office properties and equipment, net	12,916,095	13,105,187
Accrued interest receivable on loans	1,142,410	1,026,816
Accrued interest receivable on investment securities	242,137	53,654
Prepaid expenses and other assets	1,394,264	1,451,134
Deferred income taxes, net	68,550	79,692
Goodwill	1,611,791	1,648,468

Total assets	$248,008,071	$229,354,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$196,853,864	$177,012,652
Short-term borrowings	4,438,168	4,939,385
Long-term borrowings	29,751,921	29,858,300
Accounts payable and other liabilities	2,108,044	2,939,216
Redeemable common stock held by the ESOP, net of unearned ESOP shares	602,268	603,668

Total liabilities	233,754,265	215,353,221

Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 issued and 1,050,804 outstanding shares at December 31, 2006 and June 30, 2006	10,546	10,546
Additional paid-in capital	4,743,174	4,743,174
Retained earnings, substantially restricted	9,573,589	9,338,743
Accumulated other comprehensive income (loss)	1,377	(15,967)

	14,328,686	14,076,496
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	14,253,806	14,001,616

Total liabilities and stockholders’ equity	$248,008,071	$229,354,837

See Notes to Condensed Consolidated Financial Statements.

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2006 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Six Months Ended December 31, 2006 and 2005

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$3,724,496	$3,242,667	$7,405,675	$6,339,135
Investment securities	229,136	62,048	314,457	108,598
Interest-bearing deposits	40,652	34,581	77,508	79,959

Total interest income	3,994,284	3,339,296	7,797,640	6,527,692

Interest expense:
Savings deposits	1,506,946	921,158	2,762,577	1,777,927
Short-term borrowings	110,100	3,401	191,062	14,550
Long-term borrowings	445,091	450,549	869,293	898,466
Early redemption penalty on trust preferred capital securities	—	—	384,375	—

Total interest expense	2,062,137	1,375,108	4,207,307	2,690,943

Net interest income	1,932,147	1,964,188	3,590,333	3,836,749
Provision for loan losses	216,000	39,000	244,500	69,000

Net interest income after provision for loan losses	1,716,147	1,925,188	3,345,833	3,767,749

Noninterest income:
Insurance commissions	612,226	597,328	1,268,620	1,282,022
Other	512,946	404,107	963,576	817,128

	1,125,172	1,001,435	2,232,196	2,099,150

Noninterest expense:
Compensation and employee benefits	1,463,007	1,436,472	2,908,146	2,924,575
Occupancy and equipment	326,551	342,592	646,348	680,901
Computer processing charges	102,819	235,857	223,601	424,205
Other	561,766	517,239	1,028,543	1,016,093

	2,454,143	2,532,160	4,806,638	5,045,774

Income before income taxes	387,176	394,463	771,391	821,125
Income taxes	127,181	167,524	313,695	346,825

Net income	259,995	226,939	457,696	474,300

Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of tax	46,564	(2,229)	17,344	(28,995)

Comprehensive income	$306,559	$224,710	$475,040	$445,305

Basic earnings per share of common stock	$0.25	$0.22	$0.44	$0.45

Diluted earnings per share of common stock	$0.25	$0.22	$0.44	$0.45

Basic weighted average shares outstanding	1,050,804	1,049,005	1,050,804	1,048,057

Diluted weighted average shares outstanding	1,052,033	1,050,342	1,051,567	1,049,331

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31, 2006 and 2005

	Six Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$457,696	$474,300
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	244,500	69,000
Depreciation and amortization	541,291	518,955
Gain on loans held for sale	(20,085)	(15,766)
Proceeds from loans held for sale	7,392,045	10,679,836
Origination of loans held for sale	(8,518,560)	(10,427,820)
Amortization of deferred loan fees	(41,022)	(32,553)
ESOP expense	—	39,331
Tax benefit from exercise of stock options	—	1,027
Change in operating assets and liabilities:
Accrued interest receivable	(304,077)	(224,139)
Accrued interest payable	43,162	104,200
Prepaid expense and other assets	141,646	319,045
Accounts payable and other liabilities	(919,090)	364,690

Net cash provided (used) by operating activities	(982,494)	1,870,106

Cash Flows from Investing Activities
Purchases of securities available for sale	(14,565,602)	—
Proceeds from principal repayment and maturities of securities available for sale	124,600	167,349
Net originations of loans receivable	(4,408,452)	(2,213,883)
Purchases of office properties and equipment	(309,827)	(342,177)

Net cash used in investing activities	(19,159,281)	(2,388,711)

Cash Flows from Financing Activities
Net increase in savings deposits	19,625,593	6,797,510
Short-term borrowings (repayments), net	(501,217)	(2,270,544)
Long-term borrowings (repayments), net	(106,379)	12,844
Net proceeds from common stock issued	—	17,927
Dividends paid	(51,258)	(51,642)

Net cash provided by financing activities	18,966,739	4,506,095

Net increase (decrease) in cash and cash equivalents	(1,175,036)	3,987,490

Cash and cash equivalents:
Beginning	11,008,660	8,808,528

Ending	$9,833,624	$12,796,018

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2007.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Weighted average shares outstanding	1,050,804	1,049,005	1,050,804	1,048,057
Potentially dilutive effect of stock options	1,229	1,337	763	1,274

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,052,033	1,050,342	1,051,567	1,049,331

Note 4. Dividends Declared

On December 22, 2006, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of January 5, 2007 and payable on January 19, 2007. The dividends declared were accrued and reported in accounts payable and other liabilities in the December 31, 2006 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Adoption of Staff Accounting Bulletin Number 108

In September 2006, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006, with earlier application encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

We adopted SAB 108 during the quarter ended September 30, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements for the six months ending December 31, 2006. The following table summarizes the effects of applying the guidance in SAB 108.

	Period in which the Misstatement Originated (1)
	Cumulative Prior to July 1, 2004	Year Ended June 30,		Adjustment Recorded as of July 1, 2006
		2005	2006
		(Dollars in thousands)
Accrued Vacation (2)	$(111)	$(3)	$54	$(60)
Amortization of Intangible Assets (3)	(11)	(10)	(10)	(31)
Mortgage Servicing Assets (4)	246	(80)	(47)	119
Overstatement of Interest Income (5)	(136)	(59)	(26)	(221)
Income Tax Effect of Above Differences (6)	5	59	11	75
(Understatement) Overstatement of Income Tax Accounts (7)	(38)	4	(21)	(55)

Impact on net income (8)	$(45)	$(89)	$(39)

Retained Earnings (9)				$(173)

(1)	We evaluated these errors under the roll-over method and concluded that they are immaterial individually and in the aggregate.

(2)	We did not record a liability for employee vacation accrual prior to the fiscal year beginning July 1, 2003. As a result of this error, our vacation expense was understated by $111,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, by $3,000 in fiscal year ending June 30, 2005 and was overstated by $54,000 in fiscal year ending June 30, 2006.

(3)	We incorrectly did not amortize insurance agency customer policies acquired. As a result of this error amortization expense was understated by $11,000 (cumulatively) prior to the fiscal year beginning July 1, 2004, by $10,000 in fiscal year ending June 30, 2005 and by $10,000 in fiscal year ending June 30, 2006.

(4)	We understated mortgage servicing assets prior to the fiscal year beginning July 1, 2003. As a result of this error, our servicing asset income was understated by $246,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, overstated by $80,000 in fiscal year ending June 30, 2005 and overstated by $47,000 in fiscal year ending June 30, 2006.

(5)	We incorrectly recorded the first month’s interest income on loans sold to the secondary market. As a result of this error our interest income was overstated by $136,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, $59,000 in fiscal year ended June 30, 2005 and $26,000 in fiscal year ended June 30, 2006.

(6)	As a result of the misstatements described, our provision for income taxes was overstated by $5,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, by $59,000 for fiscal year ended June 30, 2005 and by $26,000 for fiscal year ended June 30, 2006.

(7)	We incorrectly recorded our tax liability. As a result of this error our tax expense was understated by $38,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, overstated by $4,000 in fiscal year ended June 30, 2005 and was understated by $21,000 in fiscal year ended June 30, 2006.

(8)	Represents the net overstatement of net income for the indicated periods resulting from the misstatements described above.

(9)	Represents the net reduction to retained earnings recorded as of July 1, 2006 to record the initial application of SAB 108.

Note 6. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2006	$10,546	$4,743,174	$9,338,743	$(15,967)	$(74,880)	$14,001,616
Cumulative effect of adoption of SAB 108, net of tax benefit of $75,740	—	—	(172,992)	—	—	(172,992)
Transfer to redeemable common stock net of unearned ESOP shares	—	—	1,400	—	—	1,400
Cash dividend, $.05 per share	—	—	(51,258)	—	—	(51,258)
Net income	—	—	457,696	—	—	457,696
Unrealized holding gain arising during period, net of tax of $885	—	—	—	17,344	—	17,344

Balance, December 31, 2006	$10,546	$4,743,174	$9,573,589	$1,377	$(74,880)	$14,253,806

Note 7. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At December 31, 2006 and 2005, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. A summary of the changes in the Company’s options during the six months ended December 31, 2006 and 2005 is presented below:

	2006	2005
Stock options outstanding at beginning of the year	13,604	14,573
Granted	—	—
Exercised	—	(969)
Terminated	—	—

Stock options outstanding at the end of the quarter	13,604	13,604

Stock options exercisable at the end of the quarter	13,604	13,604

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

The Company paid off $5.0 million of 10.25% fixed rate Capital Securities on July 25, 2006. The Company paid an early redemption cost of $384,375. This amount was expensed during the six months ended December 31, 2006.

Note 9. Impaired Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SAFS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”, requires that the Company establish specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to $3,102,283 and $660,208 at December 31, 2006 and December 31, 2005, respectively. The impaired loans at December 31, 2006 are primarily collateral dependent and management has determined that the underlying collateral value is less then the carrying amount of the loans. As a result, the Company has established a $220,000 specific allowance for these loans as of December 31, 2006. The Company did not establish a specific allowance for the impaired loans at December 31, 2005. The Company established reserves for uncollectible interest totaling $61,219 at December 31, 2006 and did not establish a reserve for uncollectible interest at December 31, 2005.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $170,555 and $115,364 during the quarters ended December 31, 2006 and 2005, respectively. Interest income actually recognized on a cash basis on impaired loans during the quarters ended December 31, 2006 and 2005 was $28,710 and $4,876, respectively.

Note 10. Segment Reporting

The Company has additional reportable segments: AF Bank and AF Insurance Services, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended December 31, 2006 and December 31, 2005 is as follows (dollars in thousands):

Three Months Ended December 31, 2006	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$3,995	$—	$(1)	$3,994
Interest expense	93	1,959	11	(1)	2,062

Net interest income	(93)	2,036	(11)	—	1,932
Provision for loan losses	—	216	—	—	216

Net interest income after provision	(93)	1,820	(11)	—	1,716
Non-interest income	—	533	634	(42)	1,125
Non-interest expense	17	1,932	547	(42)	2,454

Income (loss) before income taxes	(110)	421	76	—	387
Income taxes	(35)	133	29	—	127

Net income (loss)	$(75)	$288	$47	$—	$260

Assets	$330	$246,248	$2,142	$(712)	$248,008

Three Months Ended December 31, 2005	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$3,340	$—	$(1)	$3,339
Interest expense	133	1,229	14	(1)	1,375

Net interest income	(133)	2,111	(14)	—	1,964
Provision for loan losses	—	39	—	—	39

Net interest income after provision	(133)	2,072	(14)	—	1,925
Non-interest income	—	431	611	(41)	1,001
Non-interest expense	38	1,976	559	(41)	2,532

Income (loss) before income taxes	(171)	527	38	—	394
Income taxes	(55)	206	16	—	167

Net income (loss)	$(116)	$321	$22	$—	$227

Assets	$371	$217,505	$2,239	$(449)	$219,666

Six Months Ended December 31, 2006	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$7,800	$—	$(2)	$7,798
Interest expense	600	3,586	23	(2)	4,207

Net interest income	(600)	4,214	(23)	—	3,591
Provision for loan losses	—	245	—	—	245

Net interest income after provision	(600)	3,969	(23)	—	3,346
Non-interest income	—	1,021	1,308	(97)	2,232
Non-interest expense	34	3,789	1,081	(97)	4,807

Income (loss) before income taxes	(634)	1,201	204	—	771
Income taxes	(202)	437	79	—	314

Net income (loss)	$(432)	$764	$125	$—	$457

Assets	$330	$246,248	$2,142	$(712)	$248,008

Six Months Ended December 31, 2005	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Interest income	$—	$6,530	$—	$(3)	$6,527
Interest expense	266	2,399	29	(3)	2,691

Net interest income	(266)	4,131	(29)	—	3,836
Provision for loan losses	—	69	—	—	69

Net interest income after provision	(266)	4,062	(29)	—	3,767
Non-interest income	—	883	1,315	(99)	2,099
Non-interest expense	84	3,896	1,165	(99)	5,046

Income (loss) before income taxes	(350)	1,049	121	—	820
Income taxes	(112)	410	48	—	346

Net income (loss)	$(238)	$639	$73	$—	$474

Assets	$371	$217,505	$2,239	$(449)	$219,666

Note 11. Reclassifications

Certain amounts in the December 2005 financial statements have been reclassified to conform to the December 2006 presentation. The reclassification had no effect on net income or stockholders’ equity, as previously reported.

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

One initiative that management and the board of directors believe is a focal point of our continued success is to develop methods and products to better serve our customers in order to maintain a loyal customer base. To accomplish this we are continuing to develop products and services that help create a unique financial experience to make banking easier and more convenient for our customers. We started the process of improving customer service during the 2006 fiscal year by listening to our customers and learning what is important to them. Below are just a few of the changes that we have implemented that we believe will provide our customers with a more convenient and enjoyable financial services experience.

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

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 80.6% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio. At December 31, 2006 we had approximately $73.4 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products has allowed us to increase our net interest margin. However, we believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate hike adjustments.

Net income increased $33,056 to $259,995 for the three months ended December 31, 2006 from $226,939 for the three months ended December 31, 2005. Net income decreased $16,604 for the six months ended December 31, 2006 to $457,696 for the six months ended December 31, 2006 from $474,300 for the six months ended December 31, 2005. The changes in net income during the three and six month periods were primarily attributable to the early redemption penalty on trust preferred capital securities and an increase in the provision for loan losses offset by an increase in non interest income and a decrease in noninterest expense.

There are a number of positive factors during the six months ended December 31, 2006, which underscore our commitment to the long-term profitability and success of the Company:

•	An increase in net loans of $4.2 million or 2.2%;

•	An increase in savings deposits of $19.8 million or 11.2%, and

•	Asset growth of $18.7 million or 8.1%.

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006:

Total assets increased by $18.7 million, or 8.1%, to $248.0 million at December 31, 2006 from $229.4 million at June 30, 2006. The increase in assets was primarily the result of an increase of $14.5 million, or 418.5%, in securities available for sale, an increase of $4.2 million, or 2.2%, in net loans receivable and a increase of $1.1 million in loans held for sale partially offset by a decrease of $1.7 million in interest bearing deposits from June 30, 2006 to December 31, 2006.

Securities available for sale increased $14.5 million, or 418.5%, to $17.9 million at December 31, 2006 from $3.5 million at June 30, 2006. This increase was due to the purchase of investments totaling $14.6 million and the $28,486 increase in market value partially offset by the $124,600 proceeds received from principal payments on mortgage backed securities. The investments purchased were investment grade municipal bonds. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes. Management decided to purchase the municipal bonds due to the interest rate spread available on the bonds versus the current and predicted cost of funds. At December 31, 2006, our investment portfolio had $2,262 in net unrealized gains as compared to net unrealized losses of $26,224 at June 30, 2006.

Net loans increased $4.2 million, or 2.2%, to $198.1 million at December 31, 2006 from $193.9 million at June 30, 2006. The increase in net loans receivable is primarily due to the increases in commercial loans during the six months ended December 31, 2006. Commercial loans increased $8.4 million from $19.2 million at June 30, 2006 to $27.6 million at December 31, 2006. The increase in commercial loans is the result of expanding relationships with existing customers. The increase in commercial loans was partially offset by a decrease in total mortgage loans.

The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At December 31, 2006		At June 30, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$98,313	49.62%	$100,198	51.68%
Multi-family	3,643	1.84%	4,179	2.15%
Non-residential	28,400	14.33%	29,779	15.35%
Land	20,074	10.13%	17,929	9.24%
Construction	11,072	5.59%	14,660	7.56%

Total mortgage loans	$161,502	81.51%	$166,745	85.98%

Other loans:
Commercial	$27,612	13.93%	$19,221	9.91%
Consumer loans	11,051	5.58%	9,782	5.04%

Total other loans	$38,663	19.51%	$29,003	14.95%

Gross loans	$200,165	101.02%	$195,748	100.93%

Less:
Unearned discounts and net deferred loan fees	$233	0.12%	$241	0.12%
Allowance for loan losses	1,788	0.90%	1,568	0.81%

	2,021	1.02%	1,809	0.93%

Loans, net	$198,144	100.00%	$193,939	100.00%

Savings deposits increased by $19.8 million, or 11.2%, from $177.0 million at June 30, 2006 to $196.9 million at December 31, 2006. We believe that the increase in deposits is attributable to our continuing effort to increase balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our efforts in this area and to offer new products and services to increase lower cost core deposits.

Short-term borrowings decreased $501,217, or 10.2%, to $4.4 million at December 31, 2006 from $4.9 million at June 30, 2006. Long-term borrowings decreased $106,379, or 0.4%, to $29.8 million at December 31, 2006 from $29.9 million at June 30, 2006. The decrease in long and short-term borrowings was due to the Company using part of the proceeds from the $19.4 million increase in savings deposits to repay the borrowings.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $3,102,283, or 1.3% of total assets, at December 31, 2006 compared to $660,208, or 0.30% of total assets, at December 31, 2005. The increase in the level of non-performing loans is primarily due to nonresidential mortgage loans and land loans that were over 90 days delinquent as of December 31, 2006. Management believes that the Bank has impairment of approximately $220,000 on these loans. A $220,000 specific reserve has been established for these loans and is included in total allowance for loan losses. The Bank recognized total charge-offs of $40,887 during the six months ended December 31, 2006 compared to total charge-offs of $49,695 during the six months ended December 31, 2005. Total recoveries decreased to $16,587 for the six months ended December 31, 2006 from $24,815 for the six months ended December 31, 2005. The Bank recognized net charge-offs of approximately $24,300 during the six months ended December 31, 2006 compared to net charge-offs of $24,880 for the six months ended December 31, 2005.

The ALL to total non-performing assets totaled 44.58% at December 31, 2006 compared to 139.09% at June 30, 2006. The ALL to total non-performing loans totaled 57.64% at December 31, 2006 compared to 716.98% at June 30, 2006. These decreases were primarily attributable to an increase in the level of non performing loans during the six months ended December 31, 2006. Non-performing loans totaled $218,694 at June 30, 2006 compared to $3,102,283 at December 31, 2006. Due to the increase in non-performing loans and the change in the mix of loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $244,500 provision to the ALL during the six month period ended December 31, 2006. The ALL to total loans totaled 0.89% at December 31, 2006 compared to 0.80% at June 30, 2006.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Six Months Ended December 31, 2006	For the Six Months Ended December 31, 2005
	(Dollars in thousands)
Balance at beginning of year	$1,568	$1,385
Provision for loan losses	245	69

Charge-offs:
One- to four-family residential	(4)	(28)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	(37)	(21)

Total charge-offs	(41)	(49)

Recoveries:
One- to four-family residential	6	2
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	10	23

Total recoveries	16	25

Balance at end of period	$1,788	$1,430

	At December 31, 2006	At June 30, 2006
Total loans outstanding	$200,165	$195,748

Allowance for loan losses	$1,788	$1,568

Allowance for loan losses to total loans at end of period	0.89%	0.80%

Allowance for loan losses to total non-performing assets at end of period	44.58%	139.09%

Allowance for loan losses to total non-performing loans at end of period	57.64%	716.98%

Comparison of Operating Results for the Three and Six Months Ended December 31, 2006 and 2005:

Net income for the three-month period ended December 31, 2006 increased $33,056 to $259,995 compared to net income of $226,939 during the same period in 2005. Net income for the six-month period ended December 31, 2006 decreased $16,604 to $457,696 for the six months ended December 31, 2006 compared to net income of $474,300 during the same period in 2005. The change in net income during the three month period was primarily attributable an increase in the provision for loan losses offset by an increase in non interest income and a decrease in noninterest expense. The changes in net income during the six month period was attributable to the early redemption penalty on trust preferred capital securities and an increase in the provision for loan losses offset by an increase in non interest income and a decrease in noninterest expense.

Interest Income. Interest income increased by $654,988, or 19.6%, from $3,339,296 for the three-month period ended December 31, 2005 to $3,994,284 for the three-month period ended December 31, 2006. Interest income increased by $1,269,948, or 19.5%, from $6,527,692 for the six-month period ended December 31, 2005 to $7,797,640 for the six-month period ended December 31, 2006. Interest income from loans increased $481,829, or 14.9%, from $3,242,667 for the three-month period ended December 31, 2005 to $3,724,496 for the three-month period ended December 31, 2006. Interest income from loans increased $1,066,540, or 16.8%, from $6,339,135 for the six months ended December 31, 2005 to $7,405,675 for the six months ended December 31, 2006. The increases in interest income from loans for the three and six month periods were attributable to an increase in the weighted average rate on portfolio loans and an increase in the outstanding loan balances. The weighted average rate on portfolio loans increased .66% from 6.81% at December 31, 2005 to 7.47% at December 31, 2006, primarily due to the 100 basis point interest rate hike by the Federal Reserve during the twelve months ended December 31, 2006. Total loans increased $15.2 million from $185.0 million at December 31, 2005 to $200.2 million at December 31, 2006.

Interest Expense. Interest expense increased by $687,029, or 50.0%, to $2,062,137 for the three-month period ended December 31, 2006 from $1,375,108 for the three-months ended December 31, 2005. Interest expense increased by $1,516,364, or 56.4%, to $4,207,307 for the six-month period ended December 31, 2006 from $2,690,943 for the six-month period ended December 31, 2005. The increase in interest expense for the three-month period ended December 31, 2006 is primarily due to an increase in interest expense on savings deposits. The increase in interest expense for the six-month period ended December 31, 2006 is primarily attributable to an early redemption penalty on trust preferred capital securities and an increase in interest expense on savings deposits.

Interest expense on savings deposits increased $585,788 from $921,158 for the three months ended December 31, 2005 to $1,506,946 for the three months ended December 31, 2006. Interest expense on savings deposits increased $984,650 from $1,777,927 for the six months ended December 31, 2005 to $2,762,577 for the six months ended December 31, 2006. These increases were primarily attributable to the increase in savings deposits and to an increase of the weighted average rate paid on deposits. Savings deposits increased $26.0 million from $170.9 million at December 31, 2005 to $196.9 million at December 31, 2006. We believe that the increase in deposits is attributable to our continuing effort to increase balances in savings and transaction accounts and in smaller, stable certificates of deposits. The weighted average rate paid on savings deposits increased .91% from 2.34% at December 31, 2005 to 3.25% at December 31, 2006.

During the six-month period ended December 31, 2006, the Company paid off a $5.0 million 10.25% fixed-rate trust preferred capital securities issuance and paid a $384,375 early redemption penalty. This penalty was expensed during the six months ended December 31, 2006.

Net Interest Income. Net interest income decreased by $32,041, or 1.6%, from $1,964,188 for the three-month period ended December 31, 2005 to $1,932,147 for the three-month period ended December 31, 2006. Net interest income decreased by $246,416, or 6.4%, from $3,836,749 for the six-month period ended December 31, 2005 to $3,590,333 for the six-month period ended December 31, 2006. The decrease in net interest income during the three-month period ended December 31, 2006 is the result of an increase in interest expense, partially offset by the increase in the weighted average interest rate earned on the loan portfolio and an increase in outstanding loan balances. The decrease in net interest income during the six-month period ended December 31, 2006 is the result of the early redemption penalty on trust preferred capital securities and an increase in interest expense, partially offset by the increase in the weighted average interest rate earned on the loan portfolio and an increase in outstanding loan balances. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge-offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the six months ended December 31, 2006.

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

We made a $216,000 provision to the ALL during the three-month period ended December 31, 2006, compared to a provision for loan losses of $39,000 made during the three-month period ended December 31, 2005. We made a $244,500 provision to the ALL during the six-month period ended December 31, 2006, compared to a provision for loan losses of $69,000 made during the six-month period ended December 31, 2005. As mentioned above, during the six-month period ended December 31, 2006 we had net charge-offs of $24,300. We made additional provisions to the ALL during the three and six month periods ended December 31, 2006 based upon an analysis of the quality of our loan portfolio. Management discovered during a review of our nonperforming loans five loans where the loan amount exceeded the fair value of the collateral. We determined that we had impairment on these loans of $220,000 and a specific reserve has been established and is included in total allowance for loan losses. Future loan loss provision requirements are uncertain. At December 31, 2006, our level of ALL amounted to $1,788,187, or 0.89% of total loans, as compared to $1,567,988 of ALL, or 0.80% of total loans at June 30, 2006, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $123,737, or 12.4%, from $1,001,435 for the three- month period ended December 31, 2005 to $1,125,172 for the three months ended December 31, 2006. Noninterest income increased $133,046, or 6.3%, from $2,099,150 for the six-month period ended December 31, 2005 to $2,232,196 for the six-month period ended December 31, 2006. The increases in noninterest income during the three and six month periods ended December 31, 2006 were primarily attributable to increases in commission income on noninsured investment sales and rental income. The increase in commission income from investments is due to a sales focus on larger markets where we have a banking presence. The increase in rental income is due to the leasing of the available office space in the Boone Financial Center during the fiscal year ended June 30, 2006. The leases have terms ranging from three to five years.

Non-Interest Expense. Non-interest expense decreased by $78,017, or 3.1%, from $2,532,160 for the three months ended December 31, 2005 to $2,454,143 for the three months ended December 31, 2006. Non-interest expense decreased by $239,136, or 4.7%, from $5,045,774 for the six months ended December 31, 2005 to $4,806,638 for the six months ended December 31, 2006. The decreases in non-interest expense for the three and six month periods ended December 31, 2006 is primarily attributable to a decrease in computer processing charges. Computer processing charges decreased $133,038, or 56.4%, from $235,857 for the three months ended December 31, 2005 to $102,819 for the three months ended December 31, 2006. Computer processing charges decreased $200,604, or 47.3%, from $424,205 for the six months ended December 31, 2005 to $223,601 for the six months ended December 31, 2006. These decreases are the result of the core data processing conversion that occurred during the year ending June 30, 2006. Since this conversion we have been able to reduce the fees paid for core data processing while improving the speed and reliability of the system.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three and six months ended December 31, 2006 and 2005. The income tax expense was $127,181 for the three months ended December 31, 2006 compared to the income tax expense of $167,524 for the three months ended December 31, 2005. The income tax expense was $313,695 for the six months ended December 31, 2006 compared to the income tax expense of $346,825 for the six months ended December 31, 2005. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense. The effective tax rate for the three and six month periods ended December 31, 2006 were lower then the effective tax rate for the three and six month periods ended December 31, 2005 due to the purchase of $14.6 million in municipal bonds during the six-month period ended December 31, 2006. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes thus reducing the overall effective tax rate.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At December 31, 2006, we had borrowings of $28.1 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $103.9 million at December 31, 2006. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of December 31, 2006, cash and cash equivalents, a significant source of liquidity, totaled $9.8 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunding or underfunding of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have a material impact on our financial statements.

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

The Company held its Annual Meeting of Shareholders (“Meeting”) on November 6, 2006. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.	Election of three candidates to the Board of Directors, each to serve for a term of three years.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-Votes
Jan R. Caddell	956,215	8,030	86,559
Claudia L. Kelley	959,385	4,860	86,559
Kenneth R. Greene	959,435	4,810	86,559

The following six directors were not up for reelection; however, they remain on the board to serve their existing term: Wayne R. Burgess, Donald R. Moore, Jimmy D. Reeves, Jerry L. Roten, Michael M. Sherman and Robert E. Washburn. After the Annual Meeting, Karen Pennell Powell was appointed to the Board of Directors as reported in a Form 8-K filed with the SEC on November 7, 2006.

2.	Ratification of the appointment of Dixon Hughes PLLC as independent auditors for fiscal year ending June 30, 2007.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstained	Broker Non-Votes
962,845	500	900	86,559

Item 6.	Exhibits

Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

10.1	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.2	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.3	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.4	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.5	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.6	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.7	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated February 9, 2007	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer