Form 10QSB
period 2007-03-31
AF FINANCIAL GROUP
filed 2007-05-11
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of March 31, 2007 and June 30, 2006

ASSETS

	March 31, 2007	June 30, 2006
	(Unaudited)	(*)
Cash and cash equivalents:
Interest-bearing deposits	$8,161,630	$2,102,087
Noninterest-bearing deposits	8,958,114	8,906,573
Securities available for sale	17,887,260	3,457,007
Federal Home Loan Bank stock	1,388,300	1,791,600

Loans	193,232,642	195,506,996
Less allowance for loan losses	(1,646,661)	(1,567,988)

Loans receivable, net	191,585,981	193,939,008
Loans held for sale	516,500	885,000
Real estate owned	2,226,611	908,611
Office properties and equipment, net	12,920,984	13,105,187
Accrued interest receivable on loans	1,114,906	1,026,816
Accrued interest receivable on investment securities	238,081	53,654
Prepaid expenses and other assets	1,734,481	1,451,134
Deferred income taxes, net	69,372	79,692
Goodwill	1,609,189	1,648,468

Total assets	$248,411,409	$229,354,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Savings deposits	$203,949,305	$177,012,652
Short-term borrowings	300,000	4,939,385
Long-term borrowings	26,697,365	29,858,300
Accounts payable and other liabilities	2,141,222	2,939,216
Redeemable common stock held by the ESOP, net of unearned ESOP shares	566,100	603,668

Total liabilities	233,653,992	215,353,221

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 issued and 1,050,804 outstanding shares at March 31, 2007 and June 30, 2006	10,546	10,546
Additional paid-in capital	4,743,174	4,743,174
Retained earnings, substantially restricted	10,078,479	9,338,743
Accumulated other comprehensive income (loss)	98	(15,967)

	14,832,297	14,076,496
Less the cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	14,757,417	14,001,616

Total liabilities and stockholders’ equity	$248,411,409	$229,354,837

See Notes to Condensed Consolidated Financial Statements.

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2006 has been derived from audited consolidated financial statements.

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$3,693,055	$3,319,031	$11,098,730	$9,658,166
Investment securities	215,114	63,239	529,571	171,837
Interest-bearing deposits	129,369	59,028	206,877	138,987

Total interest income	4,037,538	3,441,298	11,835,178	9,968,990

Interest expense:
Savings deposits	1,686,467	1,046,576	4,449,044	2,824,503
Short-term borrowings	9,162	3,784	200,224	18,334
Long-term borrowings	395,075	428,593	1,264,368	1,327,059
Early redemption penalty on trust preferred capital securities	—	—	384,375	—

Total interest expense	2,090,704	1,478,953	6,298,011	4,169,896

Net interest income	1,946,834	1,962,345	5,537,167	5,799,094
Provision for loan losses	15,000	111,000	259,500	180,000

Net interest income after provision for loan losses	1,931,834	1,851,345	5,277,667	5,619,094

Noninterest income:
Insurance commissions	837,126	876,930	2,105,746	2,158,952
Other	489,673	395,739	1,453,249	1,212,867

	1,326,799	1,272,669	3,558,995	3,371,819

Noninterest expense:
Compensation and employee benefits	1,540,080	1,491,375	4,448,226	4,415,950
Occupancy and equipment	322,986	333,173	969,334	1,014,074
Computer processing charges	108,270	219,264	331,871	643,469
Other	573,868	618,566	1,602,411	1,634,659

	2,545,204	2,662,378	7,351,842	7,708,152

Income before income taxes	713,429	461,636	1,484,820	1,282,761
Income taxes	219,078	196,992	532,773	543,817

Net income	494,351	264,644	952,047	738,944

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(1,279)	(17,915)	16,065	(46,910)

Comprehensive income	$493,072	$246,729	$968,112	$692,034

Basic earnings per share of common stock	$0.47	$0.25	$0.92	$0.70

Diluted earnings per share of common stock	$0.47	$0.25	$0.92	$0.70

Basic weighted average shares outstanding	1,050,804	1,049,929	1,050,804	1,048,672

Diluted weighted average shares outstanding	1,050,862	1,051,695	1,051,344	1,050,112

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Consolidated Financial Statements

AF FINANCIAL GROUP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended March 31, 2007 and 2006

	Nine Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$952,047	$738,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	259,500	180,000
Depreciation and amortization	808,801	696,597
Gain on loans held for sale	(38,185)	(26,735)
Proceeds from loans held for sale	15,389,845	13,245,205
Origination of loans held for sale	(14,983,160)	(12,356,320)
Amortization of deferred loan fees	(96,463)	(98,831)
ESOP expense	—	58,950
Tax benefit from exercise of stock options	—	1,027
Change in operating assets and liabilities:
Accrued interest receivable	(272,517)	(100,306)
Accrued interest payable	153,734	(111,747)
Prepaid expense and other assets	(223,474)	441,109
Accounts payable and other liabilities	(869,621)	686,195

Net cash provided by operating activities	1,080,507	3,354,088

Cash Flows from Investing Activities
Decrease in Federal Home Loan Bank stock	403,300	3,100
Purchases of securities available for sale	(14,565,602)	(1,000,000)
Proceeds from maturities of investments held to maturity	—	153,787
Proceeds from principal repayment and maturities of securities available for sale	157,573	278,915
Proceeds from sale of investments available for sale	—	400,000
Net repayments (originations) of loans receivable	871,990	(7,704,920)
Purchases of office properties and equipment	(553,648)	(932,354)

Net cash used in investing activities	(13,686,387)	(8,801,472)

Cash Flows from Financing Activities
Net increase in savings deposits	26,594,171	10,075,436
Short-term borrowings (repayments), net	(4,639,385)	(2,270,544)
Long-term borrowings (repayments), net	(3,160,935)	(39,644)
Net proceeds from common stock issued	—	17,927
Dividends paid	(76,887)	(77,463)

Net cash provided by financing activities	18,716,964	7,705,712

Net increase in cash and cash equivalents	6,111,084	2,258,328
Cash and cash equivalents:
Beginning	11,008,660	8,808,528

Ending	$17,119,744	$11,066,856

See Notes to Condensed Consolidated Financial Statements

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2006, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2007.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Weighted average shares outstanding	1,050,804	1,049,929	1,050,804	1,048,672
Potentially dilutive effect of stock options	58	1,766	540	1,440

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,050,862	1,051,695	1,051,344	1,050,112

Note 4. Dividends Declared

On March 23, 2007, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of April 6, 2007 and payable on April 20, 2007. The dividends declared were accrued and reported in accounts payable and other liabilities in the March 31, 2007 Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Adoption of Staff Accounting Bulletin Number 108

In September 2006, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006, with earlier application encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

We adopted SAB 108 during the quarter ended September 30, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements for the nine months ending March 31, 2007. The following table summarizes the effects of applying the guidance in SAB 108.

	Period in which the Misstatement Originated (1)			Adjustment Recorded as of July 1, 2006
	Cumulative Prior to	Year Ended June 30,
	July 1, 2004	2005	2006
	(Dollars in thousands)
Accrued Vacation (2)	$(111)	$(3)	$54	$(60)
Amortization of Intangible Assets (3)	(11)	(10)	(10)	(31)
Mortgage Servicing Assets (4)	246	(80)	(47)	119
Overstatement of Interest Income (5)	(136)	(59)	(26)	(221)
Income Tax Effect of Above Differences (6)	5	59	11	75
(Understatement) Overstatement of Income Tax Accounts (7)	(38)	4	(21)	(55)

Impact on net income (8)	$(45)	$(89)	$(39)

Retained Earnings (9)				$(173)

(1)	We evaluated these errors under the roll-over method and concluded that they are immaterial individually and in the aggregate.

(2)	We did not record a liability for employee vacation accrual prior to the fiscal year beginning July 1, 2003. As a result of this error, our vacation expense was understated by $111,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, by $3,000 in fiscal year ending June 30, 2005 and was overstated by $54,000 in fiscal year ending June 30, 2006.

(3)	We incorrectly did not amortize insurance agency customer policies acquired. As a result of this error amortization expense was understated by $11,000 (cumulatively) prior to the fiscal year beginning July 1, 2004, by $10,000 in fiscal year ending June 30, 2005 and by $10,000 in fiscal year ending June 30, 2006.

(4)	We understated mortgage servicing assets prior to the fiscal year beginning July 1, 2003. As a result of this error, our servicing asset income was understated by $246,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, overstated by $80,000 in fiscal year ending June 30, 2005 and overstated by $47,000 in fiscal year ending June 30, 2006.

(5)	We incorrectly recorded the first month’s interest income on loans sold to the secondary market. As a result of this error our interest income was overstated by $136,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, $59,000 in fiscal year ended June 30, 2005 and $26,000 in fiscal year ended June 30, 2006.

(6)	As a result of the misstatements described, our provision for income taxes was overstated by $5,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, by $59,000 for fiscal year ended June 30, 2005 and by $26,000 for fiscal year ended June 30, 2006.

(7)	We incorrectly recorded our tax liability. As a result of this error our tax expense was understated by $38,000 (cumulatively) in fiscal years beginning prior to July 1, 2004, overstated by $4,000 in fiscal year ended June 30, 2005 and was understated by $21,000 in fiscal year ended June 30, 2006.

(8)	Represents the net overstatement of net income for the indicated periods resulting from the misstatements described above.

(9)	Represents the net reduction to retained earnings recorded as of July 1, 2006 to record the initial application of SAB 108.

Note 6. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2006	$10,546	$4,743,174	$9,338,743	$(15,967)	$(74,880)	$14,001,616

Cumulative effect of adoption of SAB 108, net of tax benefit of $75,740	—	—	(172,992)	—	—	(172,992)
Transfer to redeemable common stock net of unearned ESOP shares	—	—	37,568	—	—	37,568
Cash dividend, $.05 per share	—	—	(76,887)	—	—	(76,887)
Net income	—	—	952,047	—	—	952,047
Unrealized holding gain arising during period, net of tax of $63	—	—	—	16,065	—	16,065

Balance, March 31, 2007	$10,546	$4,743,174	$10,078,479	$98	$(74,880)	$14,757,417

Note 7. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At March 31, 2007 and 2006, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. A summary of the changes in the Company’s options during the nine months ended March 31, 2007 and 2006 is presented below:

	2007	2006
Stock options outstanding at beginning of the year	13,604	14,573
Granted	—	—
Exercised	—	(969)
Terminated	—	—

Stock options outstanding at the end of the quarter	13,604	13,604

Stock options exercisable at the end of the quarter	13,604	13,604

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

The Company paid off $5.0 million of 10.25% fixed rate Capital Securities on July 25, 2006. The Company paid an early redemption cost of $384,375. This amount was expensed during the nine months ended March 31, 2007.

Note 9. Impaired Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SAFS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”, requires that the Company establish specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to $890,547 and $1,215,837 at March 31, 2007 and March 31, 2006, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Company has determined that specific allowances on these loans are not required. The Company established reserves for uncollectible interest totaling $23,708 at March 31, 2007 and did not establish a reserve for uncollectible interest at March 31, 2006.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $69,436 and $68,116 during the nine months ended March 31, 2007 and 2006, respectively. Interest income actually recognized on a cash basis on impaired loans during the quarters ended March 31, 2007 and 2006 was $14,499 and $22,766, respectively.

Note 10. Segment Reporting

The Company has additional reportable segments: AF Bank and AF Insurance Services, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and nine months ended March 31, 2007 and 2006 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended March 31, 2007
Interest income	$—	$4,039	$—	$(1)	$4,038
Interest expense	89	1,992	11	(1)	2,091

Net interest income	(89)	2,047	(11)	—	1,947
Provision for loan losses	—	15	—	—	15

Net interest income after provision	(89)	2,032	(11)	—	1,932
Non-interest income	—	517	847	(38)	1,326
Non-interest expense	12	1,982	589	(38)	2,545

Income (loss) before income taxes	(101)	567	247	—	713
Income taxes	(32)	154	97	—	219

Net income (loss)	$(69)	$413	$150	$—	$494

Assets	$298	$246,547	$2,267	$(701)	$248,411

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended March 31, 2006
Interest income	$—	$3,443	$—	$(2)	$3,441
Interest expense	127	1,341	13	(2)	1,479

Net interest income	(127)	2,102	(13)	—	1,962
Provision for loan losses	—	111	—	—	111

Net interest income after provision	(127)	1,991	(13)	—	1,851
Non-interest income	—	416	891	(34)	1,273
Non-interest expense	102	2,003	591	(34)	2,662

Income (loss) before income taxes	(229)	404	287	—	462
Income taxes	(73)	158	112	—	197

Net income (loss)	$(156)	$246	$175	$—	$265

Assets	$310	$221,080	$2,477	$(603)	$223,264

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Nine Months Ended March 31, 2007
Interest income	$—	$11,838	$—	$(3)	$11,835
Interest expense	689	5,578	34	(3)	6,298

Net interest income	(689)	6,260	(34)	—	5,537
Provision for loan losses	—	260	—	—	260

Net interest income after provision	(689)	6,000	(34)	—	5,277
Non-interest income	—	1,539	2,155	(135)	3,559
Non-interest expense	46	5,771	1,670	(135)	7,352

Income (loss) before income taxes	(735)	1,768	451	—	1,484
Income taxes	(234)	590	176	—	532

Net income (loss)	$(501)	$1,178	$275	$—	$952

Assets	$298	$246,547	$2,267	$(701)	$248,411

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Nine Months Ended March 31, 2006
Interest income	$—	$9,974	$—	$(5)	$9,969

Interest expense	393	3,740	42	(5)	4,170

Net interest income	(393)	6,234	(42)	—	5,799
Provision for loan losses	—	180	—	—	180

Net interest income after provision	(393)	6,054	(42)	—	5,619
Non-interest income	—	1,299	2,206	(133)	3,372
Non-interest expense	186	5,899	1,756	(133)	7,708

Income (loss) before income taxes	(579)	1,454	408	—	1,283
Income taxes	(185)	569	160	—	544

Net income (loss)	$(394)	$885	$248	$—	$739

Assets	$310	$221,080	$2,477	$(603)	$223,264

Note 11. Reclassifications

Certain amounts in the March 2006 financial statements have been reclassified to conform to the March 2007 presentation. The reclassification had no effect on net income or stockholders’ equity, as previously reported.

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

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 77.8% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio. At March 31, 2007 we had approximately $68.7 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products allows us to increase our net interest margin. However, we believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate hike adjustments.

Net income increased $229,707 to $494,351 for the three months ended March 31, 2007 from $264,644 for the three months ended March 31, 2006. Net income increased $213,103 for the nine months ended March 31, 2007 to $952,047 for the nine months ended March 31, 2007 from $738,944 for the nine months ended March 31, 2006. The changes in net income during the three and nine month periods were primarily attributable to an increase in non interest income and a decrease in noninterest expense partitally offset by the early redemption penalty on trust preferred capital securities and the changes in the provision for loan losses.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006:

Total assets increased by $19.1 million, or 8.3%, to $248.4 million at March 31, 2007 from $229.4 million at June 30, 2006. The increase in assets was primarily the result of an increase of $14.4 million, or 417.4%, in securities available for sale and an increase of $6.1 million in interest-bearing deposits partially offset by a $2.4 million decrease in net loans receivable.

Securities available for sale increased $14.4 million, or 417.4%, to $17.9 million at March 31, 2007 from $3.5 million at June 30, 2006. This increase was due to the purchase of investments totaling $14.6 million and the $26,385 increase in market value partially offset by the $157,573 proceeds received from principal payments on mortgage backed securities. The investments purchased were investment grade municipal bonds. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes. Management decided to purchase the municipal bonds due to the interest rate spread available on the bonds versus the current and predicted cost of funds. At March 31, 2007, our investment portfolio had $161 in net unrealized gains as compared to net unrealized losses of $26,224 at June 30, 2006.

Net loans decreased $2.4 million, or 1.2%, to $191.6 million at March 31, 2007 from $193.9 million at June 30, 2006. The decrease in net loans receivable is primarily due to the decrease in mortgage loans during the nine months ended March 31, 2007. Mortgage loans decreased $8.9 million from $166.7 million at June 30, 2006 to $157.8 million at March 31, 2007. As part of our interest rate risk management strategy we do not keep long term fixed rate loans in our portfolio. The mortgage loans that we keep are primarily adjustable rate mortgages. Due to the inverted yield curve the rates that we can offer are not as attractive when compared to the long term fixed rates available in the secondary market. The decrease in mortgage loans was partially offset by the $5.5 million increase in commercial loans. The increase in commercial loans is the result of expanding relationships with existing customers.

The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At March 31, 2007		At June 30, 2006
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$94,803	49.48%	$100,198	51.68%
Multi-family	3,481	1.82%	4,179	2.15%
Non-residential	25,987	13.56%	29,779	15.35%
Land	22,154	11.56%	17,929	9.24%
Construction	11,393	5.95%	14,660	7.56%

Total mortgage loans	$157,818	82.37%	$166,745	85.98%

Other loans:
Commercial	$24,715	12.90%	$19,221	9.91%
Consumer loans	10,933	5.71%	9,782	5.04%

Total other loans	$35,648	18.61%	$29,003	14.95%

Gross loans	$193,466	100.98%	$195,748	100.93%

Less:
Unearned discounts and net deferred loan fees	$233	0.12%	$241	0.12%
Allowance for loan losses	1,647	0.86%	1,568	0.81%

	1,880	0.98%	1,809	0.93%

Loans, net	$191,586	100.00%	$193,939	100.00%

Real estate owned increased by $1.3 million from $908,611 at June 30, 2006 to $2.2 million at March 31, 2007. The increase is the result of the bank acquiring through foreclosure proceedings a tract of land and two houses that adjoin the land. The increase in real estate owned represents property from one lending relationship. Management discovered during a review of our nonperforming loans in the quarter ended December 31, 2006 that the loan amount of these loans exceeded the fair value of the collateral. We determined at that time that we had impairment on these loans of $220,000 and a specific reserve was established during the quarter ended December 31, 2006. The loans were recorded in real estate owned at the quick sale appraised value during the quarter ended March 31, 2007.

Savings deposits increased by $26.9 million, or 15.2%, from $177.0 million at June 30, 2006 to $203.9 million at March 31, 2007. We believe that the increase in deposits is attributable to our continuing effort to increase balances in savings and transaction accounts and in smaller, stable certificates of deposits. We intend to further focus our efforts in this area and to offer new products and services to increase lower cost core deposits.

Short-term borrowings decreased $4.6 million, or 93.9%, to $300,000 at March 31, 2007 from $4.9 million at June 30, 2006. Long-term borrowings decreased $3.2 million, or 10.6%, to $26.7 million at March 31, 2007 from $29.9 million at June 30, 2006. The decrease in long and short-term borrowings was due to the Company using part of the proceeds from the $26.9 million increase in savings deposits to repay the borrowings.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, decreased to $890,547, or 0.36% of total assets, at March 31, 2007 compared to $1,215,837, or 0.54% of total assets, at March 31, 2006. The decrease in the level of non-performing loans is primarily due to one nonresidential mortgage loan that was over 90 days delinquent as of March 31, 2006 that was moved to real estate owned during the quarter ended June 30, 2006. The Bank recognized total charge-offs of $210,073 during the nine months ended March 31, 2007 compared to total charge-offs of $64,305 during the nine months ended March 31, 2006. Total recoveries increased to $29,246 for the nine months ended March 31, 2007 from $27,600 for the nine months ended March 31, 2006. The Bank recognized net charge-offs of approximately $180,827 during the nine months ended March 31, 2007 compared to net charge-offs of $36,705 for the nine months ended March 31, 2006.

The ALL to total non-performing assets totaled 52.83% at March 31, 2007 compared to 139.09% at June 30, 2006. The ALL to total non-performing loans totaled 184.90% at March 31, 2007 compared to 716.98% at June 30, 2006. These decreases were primarily attributable to an increase in the level of non performing assets during the nine months ended March 31, 2007. Non-performing loans totaled $218,694 at June 30, 2006 compared to $890,547 at March 31, 2007. Real estate owned totaled $2.2 million at March 31, 2007 compared to $908,611 at June 30, 2006. Due to the increase in non-performing assets and the change in the mix of loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $259,500 provision to the ALL during the nine month period ended March 31, 2007. The ALL to total loans totaled 0.85% at March 31, 2007 compared to 0.80% at June 30, 2006.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
	(Dollars in thousands)
Balance at beginning of year	$1,568	$1,385
Provision for loan losses	260	180

Charge-offs:
One- to four-family residential	(10)	(28)
Multi-family residential	—	—
Non-residential and land	(145)	—
Construction	—	—
Commercial	—	—
Consumer loans	(55)	(36)

Total charge-offs	(210)	(64)

Recoveries:
One- to four-family residential	7	2
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	22	26

Total recoveries	29	28

Balance at end of period	$1,647	$1,529

	At March 31, 2007	At June 30, 2006
Total Loans outstanding	$193,466	$195,478

Allowance for loan losses	$1,647	$1,568

Allowance for loan losses to total loans at end of period	0.85%	0.80%

Allowance for loan losses to total non-performing assets at end of period	52.83%	139.09%

Allowance for loan losses to total non-performing loans at end of period	184.90%	716.98%

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2007 and 2006:

Net income for the three-month period ended March 31, 2007 increased $229,707 to $494,351 compared to net income of $264,644 during the same period in 2006. Net income for the nine-month period ended March 31, 2007 increased $213,103 to $952,047 for the nine months ended March 31, 2007 compared to net income of $738,944 during the same period in 2006. The change in net income during the three month period was primarily attributable to a decrease in the provision for loan losses and a decrease in noninterest expense. The increase in net income during the nine month period was attributable to an increase in noninterest income and a decrease in noninterest expense partially offset by the early redemption penalty on trust preferred capital securities and an increase in the provision for loan losses.

Interest Income. Interest income increased by $596,240, or 17.3%, from $3,441,298 for the three-month period ended March 31, 2006 to $4,037,538 for the three-month period ended March 31, 2007. Interest income increased by $1,866,188, or 18.7%, from $9,968,990 for the nine-month period ended March 31, 2006 to $11,835,178 for the nine-month period ended March 31, 2007. Interest income from loans increased $374,024, or 11.3%, from $3,319,031 for the three-month period ended March 31, 2006 to $3,693,055 for the three-month period ended March 31, 2007. Interest income from loans increased $1,440,564, or 14.9%, from $9,658,166 for the nine months ended March 31, 2006 to $11,098,730 for the nine months ended March 31, 2007. The increases in interest income from loans for the three and nine month periods were attributable to an increase in the weighted average rate on portfolio loans and an increase in the outstanding loan balances. The weighted average rate on portfolio loans increased .42% from 7.05% at March 31, 2006 to 7.47% at March 31, 2007, primarily due to the 50 basis point interest rate hike by the Federal Reserve during the twelve months ended March 31, 2007. Total loans increased $2.9 million from $190.6 million at March 31, 2006 to $193.2 million at March 31, 2007.

Interest income from investment securities increased $151,875, or 240.2%, from $63,239 for the three-month period ended March 31, 2006 to $215,114 for the three-month period ended March 31, 2007. Interest income from investments increased $357,734, or 208.2%, from $171,837 for the nine months ended March 31, 2006 to $529,571 for the nine months ended March 31, 2007. The increases in interest income from investment securities for the three and nine month periods were attributable to the purchase of $14.6 million of mutual bonds during the nine month period ended March 31, 2007.

Interest Expense. Interest expense increased by $611,751, or 41.4%, to $2,090,704 for the three-month period ended March 31, 2007 from $1,478,953 for the three-months ended March 31, 2006. Interest expense increased by $2,128,115, or 51.0%, to $6,298,011 for the nine-month period ended March 31, 2007 from $4,169,896 for the nine-month period ended March 31, 2006. The increase in interest expense for the three-month period ended March 31, 2007 is primarily due to an increase in interest expense on savings deposits. The increase in interest expense for the nine-month period ended March 31, 2007 is primarily attributable to an early redemption penalty on trust preferred capital securities and an increase in interest expense on savings deposits.

Interest expense on savings deposits increased $639,891 from $1,046,576 for the three months ended March 31, 2006 to $1,686,467 for the three months ended March 31, 2007. Interest expense on savings deposits increased $1,624,541 from $2,824,503 for the nine months ended March 31, 2006 to $4,449,044 for the nine months ended March 31, 2007. These increases were primarily attributable to the increase in savings deposits and to an increase of the weighted average rate paid on deposits. Savings deposits increased $29.8 million from $174.1 million at March 31, 2006 to $203.9 million at March 31, 2007. We believe that the increase in deposits is attributable to our continuing effort to increase balances in savings and transaction accounts and in smaller, stable certificates of deposits. The weighted average rate paid on savings deposits increased .75% from 2.55% at March 31, 2006 to 3.30% at March 31, 2007.

During the nine-month period ended March 31, 2007, the Company paid off a $5.0 million 10.25% fixed-rate trust preferred capital securities issuance and paid a $384,375 early redemption penalty. This penalty was expensed during the nine months ended March 31, 2007.

Net Interest Income. Net interest income decreased by $15,511, or 0.8%, from $1,962,345 for the three-month period ended March 31, 2006 to $1,946,834 for the three-month period ended March 31, 2007. Net interest income decreased by $261,927, or 4.5%, from $5,799,094 for the nine-month period ended March 31, 2006 to $5,537,167 for the nine-month period ended March 31, 2007. The decrease in net interest income during the three-month period ended March 31, 2007 is the result of an increase in interest expense, partially offset by the increase in the weighted average interest rate earned on the loan portfolio and an increase in outstanding loan balances. The decrease in net interest income during the nine-month period ended March 31, 2007 is the result of the early redemption penalty on trust preferred capital securities and an increase in interest expense, partially offset by the increase in the weighted average interest rate earned on the loan portfolio and an increase in outstanding loan balances. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge-offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the nine months ended March 31, 2007.

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

We made a $15,000 provision to the ALL during the three-month period ended March 31, 2007, compared to a provision for loan losses of $111,000 made during the three-month period ended March 31, 2006. We made a $259,500 provision to the ALL during the nine-month period ended March 31, 2007, compared to a provision for loan losses of $180,000 made during the nine-month period ended March 31, 2006. During the nine-month period ended March 31, 2007 we had net charge-offs of $180,827. We made additional provisions to the ALL during the three and nine month periods ended March 31, 2007 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At March 31, 2007, our level of ALL amounted to $1,646,661, or 0.85% of total loans, as compared to $1,567,988 of ALL, or 0.80% of total loans at June 30, 2006, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $54,130, or 4.3%, from $1,272,669 for the three-month period ended March 31, 2006 to $1,326,799 for the three months ended March 31, 2007. Noninterest income increased $187,176, or 5.6%, from $3,371,819 for the nine-month period ended March 31, 2006 to $3,558,995 for the nine-month period ended March 31, 2007. The increases in noninterest income during the three and nine month periods ended March 31, 2007 were primarily attributable to increases in commission income on noninsured investment sales and rental income. The increase in commission income from investments is due to a sales focus on larger markets where we have a banking presence. The increase in rental income is due to the leasing of the available office space in the Boone Financial Center during the fiscal year ended June 30, 2006. The leases have terms ranging from three to five years.

Non-Interest Expense. Non-interest expense decreased by $117,174, or 4.4%, from $2,662,378 for the three months ended March 31, 2006 to $2,545,204 for the three months ended March 31, 2007. Non-interest expense decreased by $356,310, or 4.6%, from $7,708,152 for the nine months ended March 31, 2006 to $7,351,842 for the nine months ended March 31, 2007. The decreases in non-interest expense for the three and nine month periods ended March 31, 2007 is primarily attributable to a decrease in computer processing charges. Computer processing charges decreased $110,994, or 50.6%, from $219,264 for the three months ended March 31, 2006 to $108,270 for the three months ended March 31, 2007. Computer processing charges decreased $311,598, or 48.4%, from $643,469 for the nine months ended March 31, 2006 to $331,871 for the nine months ended March 31, 2007. These decreases are the result of the core data processing conversion that occurred during the year ending June 30, 2006. Since this conversion we have been able to reduce the fees paid for core data processing while improving the speed and reliability of the system.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three and nine months ended March 31, 2007 and 2006. The income tax expense was $219,078 for the three months ended March 31, 2007 compared to the income tax expense of $196,992 for the three months ended March 31, 2006. The income tax expense was $532,773 for the nine months ended March 31, 2007 compared to the income tax expense of $543,817 for the nine months ended March 31, 2006. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense. The effective tax rate for the three and nine month periods ended March 31, 2007 were lower then the effective tax rate for the three and nine month periods ended March 31, 2006 due to the purchase of $14.6 million in municipal bonds during the nine-month period ended March 31, 2007. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes thus reducing the overall effective tax rate.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At March 31, 2007, we had borrowings of $21.0 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $110.0 million at March 31, 2007. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of March 31, 2007, cash and cash equivalents, a significant source of liquidity, totaled $17.1 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

The FASB has issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. We are currently evaluating the impact of SFAS 159 on our financial statements.

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

AF Financial Group

Dated: May 11, 2007	By:	/s/ Melanie Paisley Miller
Melanie Paisley Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer