Form 10KSB
period 2007-06-30
AF FINANCIAL GROUP
filed 2007-09-27
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

The revenues for the issuer’s fiscal year ended June 30, 2007 are $20,588,208.

The issuer had 1,050,804 shares of common stock outstanding as of August 31, 2007. The aggregate value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which the common stock was sold on August 31, 2007 was $6,675,760.

Documents Incorporated by Reference.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

AF Financial Group (the “Company”) is a federally chartered thrift holding company which owns 100% of the common stock of AF Bank (the “Bank”), AF Insurance Services, Inc. (an independent insurance agency) and Ashe Lane Capital Trust (a Delaware business trust). The Company has no operations and conducts no business of its own other than ownership of its subsidiaries. The Bank is a federally chartered stock savings bank which was chartered in 1939 and conducts business from its main office located in West Jefferson, North Carolina, with branches in Boone, Jefferson, Sparta, Warrensville, and West Jefferson, North Carolina. AF Bank operates 7 branches throughout its expanded market area and offers a diversified product line by engaging in mortgage, non-residential mortgage and non-mortgage lending. AF Bank has a third party relationship with LaSalle Street Securities. This relationship allows us to offer a full array of investment products, including fixed-rate and variable annuities and mutual funds. This third party relationship operates as a division of AF Bank under the name AF Investments.

In July 1997, the Company started offering traditional property and casualty, life and health insurance products through AF Insurance Services, Inc., headquartered in West Jefferson, North Carolina and operating in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson and North Wilkesboro, North Carolina.

At June 30, 2007, we had total assets of $245.3 million, net loans of $193.2 million, deposits of $200.5 million and stockholders’ equity of $15.0 million. We realized net income of $1,470,993 for the year ended June 30, 2007 compared to net income of $1,020,823 for the year ended June 30, 2006. The Company’s operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans, investments and interest-earning deposits at other financial institutions, and the cost of interest-bearing savings deposits and other borrowings. The primary interest-earning asset of the Company is its mortgage loan portfolio, representing 80.6% of gross loans with approximately 60.2% of portfolio mortgage loans at fixed rates as of June 30, 2007. The net interest income of the Company is affected by changes in economic conditions that influence market interest rates and to a large extent by the monetary actions by the Federal Reserve Board (“FRB”). This exposure to changes in interest rates contributes to a moderate degree of interest rate risk because of the negative impact of changing rates to the Bank’s earnings and to the new market value of its assets and liabilities. Historically, mortgage lenders have made loans and funded those loans with core and short-term deposits, exposing the lender to a higher level of interest rate risk in a rising rate scenario. We have reduced our exposure to rising rates by limiting the term or the time to reprice of loans that we retain in our portfolio. Generally, the Bank sells mortgage loans with terms exceeding 15 years unless the loan documents permit us to re-price the loan at an interval of ten years or less. Non-mortgage loans have rates that allow for adjustment as the prime rate changes, where possible, and where non-mortgage loans are made with fixed terms, the terms typically do not exceed five years.

We also offer consumer loans, including automobile and home improvement loans. At June 30, 2007, consumer loans constituted approximately 5.6% of portfolio loans. In addition, we offer commercial loans to businesses in Ashe, Alleghany and Watauga counties and to areas adjacent to those counties. Commercial loans generally have rates based on the prime rate of interest that more closely reflects prevailing market interest rates than do fixed rate products or other rate indices. Consumer and commercial loans also generally have shorter terms and greater interest rate sensitivity than mortgage loans. Funding for loan originations has been provided by marketing savings and checking accounts and competitively pricing certificates of deposit. Deposits increased $23.4 million as the result of normal business activities during the year ended June 30, 2007.

In addition to loans, the Bank invests in federal agency securities, overnight deposits with the Federal Home Loan Bank (FHLB), equity securities in the Federal Home Loan Mortgage Corporation (FHLMC), municipal bonds, and mortgage-backed securities issued by the Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). We do not engage in the practice of trading securities. Rather, the Bank’s investment portfolio consists primarily of securities designated as available for sale. We intend to maintain investment securities to meet liquidity needs, as a supplement to our lending activities, and as a means to reduce the credit risk of our asset base in exchange for lower rates of return than would typically be available with other lending activities.

The Company receives fee income primarily from loan origination fees; late loan payment fees; commissions from the sale of credit life; accident and health insurance; deposit transaction fees; insurance commissions generated from AF Insurance Services, Inc.; commission income generated from AF Investments, a division of AF Bank through our third party relationship with a broker/dealer; and from payment for other services provided to customers by the Company.

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

Market Area and Competition

Our market area for deposit gathering and lending is concentrated in Alleghany, Ashe and Watauga Counties, North Carolina and to areas adjacent to those counties. Headquartered in West Jefferson, North Carolina, AF Insurance Services, Inc., has branches in Boone, Elkin, Jefferson, Lenoir, Sparta, West Jefferson, and North Wilkesboro, North Carolina. AF Investments, a division of AF Bank, serves Ashe, Alleghany and Watauga counties in North Carolina.

The Company has substantial competition for each of the deposits it accepts, the loans it makes and for insurance and investment services. In the Bank’s three county market area (Alleghany, Ashe and Watauga) there are 16 banks and thrifts, including the four largest banks in North Carolina. AF Bank has the fourth largest deposit base in its combined three county market area with an 11.7% market share. In our home market of Ashe County, we have a 24.9% market share. We compete for deposits by offering a variety of customer services and deposit accounts at competitive interest rates. Insurance and investment sales are service oriented as well as price sensitive. We, like our competitors, are affected by general economic conditions, particularly changes in market interest rates, real estate market values, government policies and regulatory authorities’ actions. Changes in the ratio of demand for loans relative to the availability of credit may attract additional competition from financial institutions which may have greater resources than our Company, but which have not generally engaged in lending activities in our market area in the past and from credit unions that can expand into our market area and compete for customers without the level of taxation experienced by the Company. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. See”—Regulation.”

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

	At June 30,
	2007		2006		2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$93,771	48.54%	$100,198	51.68%	$96,368	53.17%	$94,691	52.56%	$88,725	56.78%
Multi-family	3,279	1.70%	4,179	2.15%	4,171	2.30%	5,728	3.18%	6,226	3.98%
Non-residential	25,233	13.06%	29,779	15.35%	27,154	14.98%	28,958	16.07%	18,873	12.08%
Land	21,779	11.27%	17,929	9.24%	17,155	9.47%	13,906	7.72%	7,961	5.11%
Construction	13,190	6.83%	14,660	7.56%	11,416	6.30%	14,203	7.88%	9,383	6.00%

Total mortgage loans	$157,252	81.40%	$166,745	85.98%	$156,264	86.22%	$157,486	87.41%	$131,168	83.95%

Other loans:
Commercial	$26,848	13.90%	$19,221	9.91%	$15,972	8.82%	$12,626	7.01%	$15,186	9.72%
Consumer loans	10,993	5.69%	9,782	5.04%	10,611	5.85%	11,512	6.39%	11,227	7.18%

Total other loans	$37,841	19.59%	$29,003	14.95%	$26,583	14.67%	$24,138	13.40%	$26,413	16.90%

Gross loans	$195,093	100.99%	$195,748	100.93%	$182,847	100.89%	$181,624	100.81%	$157,581	100.85%

Less:
Unearned discounts and net deferred loan fees	$263	0.14%	$241	0.12%	$220	0.13%	$223	0.12%	$212	0.14%
Allowance for loan losses	1,642	0.85%	1,568	0.81%	1,385	0.76%	1,245	0.69%	1,111	0.71%

	1,905	0.99%	1,809	0.93%	1,605	0.89%	1,468	0.81%	1,323	0.85%

Loans, net	$193,188	100.00%	$193,939	100.00%	$181,242	100.00%	$180,156	100.00%	$156,258	100.00%

Loan Maturity. The following table shows the maturity or period to repricing of the Company’s loan portfolio at June 30, 2007. Loans that have adjustable rates are shown using scheduled principal amortization. The table does not consider estimated prepayments of principal.

	At June 30, 2007
	Mortgage Loans					Commercial Loans	Consumer Loans	Total
	One- to Four- Family	Multi-Family	Non- Residential	Land	Construction
								Amount	%
	(Dollars in thousands)
Fixed rate loans:

Amount due or repricing:
One year or less	$4,221	85	1,024	400	389	322	1,047	$7,488	3.84%

One to three years	14,364	314	5,438	1,486	—	1,497	2,727	25,826	13.24%
More than three years to five years	14,637	303	5,783	3,011	870	4,481	3,616	32,701	16.76%
More than five years to fifteen years	29,845	900	3,212	5,784	106	1,561	1,305	42,713	21.89%
Over fifteen years	2,462	—	—	—	—	—	82	2,544	1.30%

Total due or repricing after one year	61,308	1,517	14,433	10,281	976	7,539	7,730	103,784	53.20%

Total amounts due or repricing, gross	$65,529	$1,602	$15,457	$10,681	$1,365	$7,861	$8,777	$111,272	57.04%

Variable rate loans:

Amount due or repricing:
One year or less	$28,243	1,676	9,777	11,097	11,825	18,987	2,216	$83,821	42.96%

One to three years	—	—	—	—	—	—	—	—	0.00%
More than three years to five years	—	—	—	—	—	—	—	—	0.00%
More than five years to fifteen years	—	—	—	—	—	—	—	—	0.00%
Over fifteen years	—	—	—	—	—	—	—	—	0.00%

Total due or repricing after one year	—	—	—	—	—	—	—	—	0.00%

Total amounts due or repricing, gross	$28,243	$1,676	$9,777	$11,097	$11,825	$18,987	$2,216	$83,821	42.96%

Total loans:

Amount due or repricing:
One year or less	$32,464	$1,761	$10,801	$11,497	$12,214	$19,309	$3,263	$91,309	46.80%

One to three years	14,364	314	5,438	1,486	—	1,497	2,727	25,826	13.24%
More than three years to five years	14,637	303	5,783	3,011	870	4,481	3,616	32,701	16.76%
More than five years to fifteen years	29,845	900	3,212	5,784	106	1,561	1,305	42,713	21.89%
Over fifteen years	2,462	—	—	—	—	—	82	2,544	1.30%

Total due or repricing after one year	61,308	1,517	14,433	10,281	976	7,539	7,730	103,784	53.20%

Total amounts due or repricing, gross	$93,772	$3,278	$25,234	$21,778	$13,190	$26,848	$10,993	$195,093	100.00%

Origination, Purchase, Sale and Servicing of Loans. The Bank’s lending activities are conducted through its branches in Ashe, Alleghany and Watauga counties, North Carolina. The Bank originates both adjustable-rate loans and fixed-rate mortgage loans for portfolio and for sale in the secondary market. The Bank retains in its portfolio adjustable-rate mortgage loans and fixed-rate mortgage loans that carry maximum maturities of 30 years and 15 years, respectively. Fixed-rate loans originated for sale in the secondary market have maximum maturities of 30 years. The Bank sells qualified fixed-rate loans to FNMA, but retains the servicing rights. The determination to sell loans is based upon management’s efforts to reduce interest rate risk. At June 30, 2007, the Bank serviced approximately $78.1 million of loans for FNMA. The Bank also sells qualified mortgage loans to other vendors in the secondary market without retaining the servicing.

One-to-Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to 30 years, which are secured by one-to-four-family residences, which generally are owner-occupied. Fixed-rate loans held in the Bank’s portfolio generally have higher interest rates and shorter terms than those loans sold in the secondary market. Most are secured by property located in Ashe, Alleghany and Watauga counties, North Carolina. Loan originations are generally obtained from existing or past customers and members of the local communities.

The Bank offers three to five year call loans, which are either called or modified based on the Bank’s interest rates currently in effect at the call date. These loans are similar to adjustable rate loans in that the loans generally amortize over terms of up to 30 years but are not indexed to any widely recognized rate, such as the one year U.S. Treasury securities rate, and do not have interest rate caps or floors. Instead, the majority of such loans are modified at the call date and the rate is adjusted to the Bank’s current rate offered for similar loans being originated on such dates. For purposes of the tabular presentations included throughout this document, such loans are considered to be fixed.

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

Construction Lending. The Bank originates construction loans primarily to finance construction of one-to- four-family homes to the individuals who will be the owners and occupants upon completion of construction in the Bank’s market area. At June 30, 2007, the Bank’s portfolio contained construction loans with balances of approximately $13.2 million, or 6.8%, of total loans. The Bank’s policy is to disburse loan proceeds as construction progresses and as periodic inspections warrant. These loans are made primarily to the individuals who will ultimately occupy the home, and are structured to guarantee the permanent financing to the Bank. Thus construction loans typically “roll” into permanent financing. Construction loans are normally made for a maximum of 12 months, by which time permanent financing generally is obtained. From time to time the Bank makes construction loans to a select group of builders for speculative purposes. The Bank imposes limits on the number of speculative units that each builder has unsold at any time. The Bank is selective on the builders that qualify for speculative construction loans.

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

Non-Residential Mortgage Lending. The Bank originates real estate mortgage loans that are generally secured by various properties used for business purposes and retail facilities, such as small office buildings and church loans. The Bank’s underwriting procedures provide that non-residential mortgage loans may be made based on debt service coverage and in amounts up to the lesser of (i) 80% of the lesser of the appraised value or purchase price of the property or (ii) the Bank’s current loans-to-one-borrower limit. These loans are generally originated as three to five year call loans with amortization periods of up to 15 years. The Bank considers factors such as the borrower’s business expertise, credit history, profitability, cash flow and the value of the collateral while underwriting these loans. At June 30, 2007 the Bank’s non-residential mortgage loan portfolio was $25.2 million, or 12.9% of total loans outstanding. The largest non-residential mortgage loan in the Bank’s portfolio at June 30, 2007 was approximately $1.2 million and is secured by a commercial property.

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

Other Mortgage Lending. The Bank also offers loans secured by land and multi-family residences. Land loans generally consist of residential building lots for which the borrower intends to ultimately construct residential properties, but may also include tracts purchased for agricultural use and a minor amount purchased for speculative purposes. Multi-family loans generally consist of residential properties with more than four units, typically small apartment complexes. At June 30, 2007, the Bank’s total land loan portfolio was $21.8 million or 11.2% of total loans and its multi-family loan portfolio was $3.3 million or 1.7% of total loans.

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

Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank is also authorized to make loans for a wide variety of personal or consumer purposes. As of June 30, 2007, $11.0 million, or 5.6%, of the Bank’s total loan portfolio consisted of consumer loans. The primary component of the Bank’s consumer loan portfolio was $5.7 million of auto loans. Consumer loans are available at fixed or variable interest rates.

The Bank also offers loans secured by savings accounts at the Bank. Interest rates charged on such loans are tied to the prime rate and are available in amounts up to 90% of the value of the account. Savings account loans are reviewed and approved in conformity with standards approved by the Bank’s Board of Directors. At June 30, 2007, the Bank’s savings account loan portfolio totaled $1.1 million.

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

As of June 30, 2007, the Bank did not have any non-performing consumer loans (loans 90 days or more delinquent). Charge-offs for consumer loans totaled $56,809 and $47,100 for the years ended June 30, 2007 and 2006, respectively.

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

Commercial business lending generally entails greater credit risk than mortgage lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. As of June 30, 2007, the Bank had no non-performing commercial business loans. Charge-offs for commercial business loans totaled $10,679 and $41,402 for the years ended June 30, 2007 and 2006, respectively.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. The Board of Directors has established the following lending authority: the Bank’s Chief Executive Officer, Chief Lending Officer, Chief Credit Officer and Chief Banking Officer may individually combine with any lending officer to approve lending relationships up to $750,000. In addition, the Bank Loan Committee comprised of three voting members which may include the Chief Executive Officer, Chief Lending Officer, Chief Credit Officer or the Chief Banking Officer can approve lending relationships up to $1,500,000. The Loan Committee of the Board of Directors may approve loans up to the Bank’s legal lending limit. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors. The Board ratifies all loans on a monthly basis.

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

Asset Quality

Non-Performing Loans. Loans are considered non-performing if they are in foreclosure or are 90 or more days delinquent. The Bank’s level of non-performing loans increased to $690,141, or 0.28% of total assets, at June 30, 2007 compared to $218,700, or 0.10% of total assets, at June 30, 2006. We stop accruing interest on loans when they are classified as non-performing. The Bank established reserves for uncollectible interest, or interest accrued prior to the non-performing classification, totaling $76,662 and $2,802 at June 30, 2007 and 2006, respectively. The effect of not recognizing interest income on non-performing loans in accordance with original terms totaled approximately $109,052 and $12,243 during the years ended June 30, 2007 and 2006, respectively. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank’s policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 17th day of delinquency. The Bank’s policies provide that telephone contact and further written notification will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank’s general policy to reserve all accrued interest due on all loans that are 90 days or more past due.

Real Estate Owned. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as real estate owned (“REO”). At June 30, 2007, the Bank held REO totaling $2.2 million, while non-performing loans, defined as loans that are 90 days or more delinquent, totaled $690,141. The REO is commercial property that the bank received as a result of deed in lieu of foreclosure and commercial property that the bank received as a result of foreclosure proceedings. The Bank’s REO is initially recorded at the lower of fair or carrying value of the related assets at the date of foreclosure. Thereafter, if there is a further deterioration in value, the Bank provides an REO valuation allowance and charges operations for the diminution in value less cost to sell. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it determines that foreclosure is imminent. The Bank generally reassesses the value of REO at least annually thereafter. The policy for loans is to establish loss reserves in accordance with the Bank’s asset classification process, based on Generally Accepted Accounting Principles (“GAAP”).

Non-performing Assets. The following table sets forth information regarding the Bank’s non-performing assets at the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual mortgage loans:
One-to four-family	$690	$219	$185	$232	$321
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Land	—	—	—	—	22
Construction	—	—	—	249	—

Total mortgage loans	690	219	185	481	343

Commercial	—	—	—	—	33
Consumer Loans	—	—	—	38	67

Total non-accruing loans	$690	$219	$185	$519	$443

Loans delinquent 90 or more days for which interest is fully reserved and still accruing:
One-to four-family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Land	—	—	—	—	—
Construction	—	—	—	—	—

Total mortgage loans	—	—	—	—	—

Commercial	—	—	—	—	—
Consumer Loans	—	—	—	—	—

Total loans delinquent 90 or more days for which interest has been fully reserved	—	—	—	—	—

Total non-performing loans	$690	$219	$185	$519	$443

Total real estate owned	2,227	909	—	—	43

Total non-performing assets	$2,917	$1,128	$185	$519	$486

Total non-performing loans to loans, gross	0.35%	0.11%	0.10%	0.29%	0.28%
Total non-performing assets to total assets	1.19%	0.49%	0.09%	0.25%	0.25%

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

The Bank’s management reviews and classifies the Bank’s assets and reports the results to the Bank’s Board of Directors on a monthly basis. The Bank classifies assets in accordance with the management guidelines described above. At June 30, 2007, the Bank had $1.2 million of assets classified as Substandard, $2.4 million of assets designated as Special Mention, no assets classified as Loss and no assets classified as Doubtful.

Allowance for Loan Losses. The Allowance for Loan Losses (“ALL”) is established through a provision for loan losses based on management’s evaluation of the risks inherent in the Bank’s loan portfolio, prior loss history and the general economy. The ALL is maintained at an amount we consider adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, our assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank’s underwriting policies. At June 30, 2007, the Bank’s ALL was $1.6 million, or 0.85% of total loans, as compared to $1.6 million or 0.80% of total loans at June 30, 2006. The Bank had non-performing loans of $690,141 and $218,700 at June 30, 2007 and June 30, 2006, respectively. The increase in nonperforming assets is the result of four borrowers that had changes in their financial condition and were unable to make the required payments on their one-to-four residential loans and one commercial borrower who had a change in its financial condition and was unable to make the required payment. All nonperforming loans were in the process of foreclosures at June 30, 2007, and no loss is expected.

Management discovered during a review of our loan portfolio a construction loan where the loan amount exceeded the fair value of the collateral. We determined that we had impairment on this loan of $100,472 and a specific reserve has been established and is included in total allowance for loan losses.

REO at June 30, 2007 consisted of two commercial properties. A commercial property that the bank received as a result of a deed in lieu of foreclosure is currently under contract at an amount greater than the carrying value. The remaining REO at $1.3 million is a commercial property that the bank received as a result of foreclosure. This property is currently on the market for sale and is valued at the quick sale appraised value. The Bank will continue to monitor and modify its ALL as conditions dictate. While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s ALL. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination, and thereby negatively affect the Bank’s financial condition and earnings. In addition, there can be no assurance that increases in the Bank’s allowance for loan losses will not occur in the future.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	At or For the Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$1,568	$1,385	$1,245	$1,111	$1,131

Provision for loan losses	260	265	(79)	668	243

Charge-offs:
One- to four-family residential	(10)	(28)	(97)	(73)	(39)
Multi-family residential	—	—	—	—	—
Non-residential and land	(145)	—	—	(19)	(3)
Construction	—	—	—	—	—
Commercial	(11)	(41)	—	(399)	(69)
Consumer loans	(57)	(47)	(117)	(112)	(306)

Total charge-offs	(223)	(116)	(214)	(603)	(417)

Recoveries	37	34	433	69	154

Balance at end of year	$1,642	$1,568	$1,385	$1,245	$1,111

Total loans outstanding at end of period	$195,093	$195,748	$182,847	$181,624	$157,581

Average total loans outstanding	$195,489	$188,389	$185,623	$169,549	$154,586

Allowance for loan losses to total loans at end of period	0.85%	0.80%	0.76%	0.69%	0.71%

Allowance for loan losses to total non-performing loans at end of period	239.30%	716.98%	748.87%	239.98%	250.79%

Ratio of net charge-offs during the period to average loans outstanding during period	0.10%	0.04%	0.12%	0.31%	0.17%

The following table sets forth the Bank’s ALL allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

	At June 30,
	2007			2006			2005
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$565	34.41%	48.07%	$765	48.78%	51.21%	$685	49.46%	52.70%
Multi-family	17	1.04%	1.68%	28	1.79%	2.13%	24	1.73%	2.28%
Non-residential and land	312	19.00%	24.10%	170	10.84%	24.36%	148	10.69%	24.24%
Construction	188	11.45%	6.76%	90	5.74%	7.49%	78	5.63%	6.24%
Other:
Consumer	157	9.56%	5.63%	185	11.80%	4.99%	170	12.27%	5.80%
Commercial	403	24.54%	13.76%	330	21.05%	9.82%	280	20.22%	8.74%

Total	$1,642	100.00%	100.00%	$1,568	100.00%	100.00%	$1,385	100.00%	100.00%

	At June 30,
	2004			2003
	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage Loans:
One-to four family	$651	52.29%	52.14%	$646	58.15%	56.30%
Multi-family	20	1.61%	3.15%	20	1.80%	3.95%
Non-residential and land	93	7.47%	23.60%	80	7.20%	17.03%
Construction	45	3.61%	7.82%	25	2.25%	5.95%
Other:
Consumer	160	12.85%	6.34%	150	13.50%	9.64%
Commercial	276	22.17%	6.95%	190	17.10%	7.13%

Total	$1,245	100.00%	100.00%	$1,111	100.00%	100.00%

Investment Activities

The Bank’s investment policy permits it to invest in U.S. government obligations, certain securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and GNMA, certificates of deposit of insured banks, federal funds, mutual funds, municipal securities and FHLB stock. At June 30, 2007, the Company held $18.7 million in investment securities.

The following table sets forth activity in the Company’s investment securities portfolio for the periods indicated:

	For the Year Ended June 30
	2007	2006	2005
	(In thousands)
Amortized cost at beginning of period	$5,275	$5,684	$6,484
Proceeds, net	14,162	(68)	(227)
Principal payments from mortgage backed securities	(213)	(334)	(556)
Premium and discount amortization, net	(6)	(7)	(17)

Amortized cost at end of period	19,218	5,275	5,684
Net unrealized gain (loss) (1)	(471)	(26)	66

Total securities, net	$18,747	$5,249	$5,750

(1)	The net unrealized gain (loss) at June 30, 2007, 2006 and 2005 relates to available for sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. The net unrealized gain (loss) is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities at the dates indicated.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
FNMA and GNMA	$578	$572	$795	$780	$1,137	$1,149

Other debt securities:
U.S. Treasury and Agency	2,400	2,388	2,400	2,358	1,400	1,391
Municipal Securities	14,852	14,381	288	302	287	304

Total debt securities	17,252	16,769	2,688	2,660	1,687	1,695

Equity securities(1)	—	18	—	17	1,001	1,047
FHLB Stock	1,388	1,388	1,792	1,792	1,705	1,705
Certificates of Deposit	—	—	—	—	154	154
Net unrealized gain (loss)(2)	(471)	—	(26)	—	66	—

Total securities, net	$18,747	$18,747	$5,249	$5,249	$5,750	$5,750

(1)	Equity securities consist of FHLMC common stock and mutual fund securities.
(2)	The net unrealized gain (loss) at June 30, 2007, 2006 and 2005 relates to available for sale securities in accordance with SFAS No. 115. The net unrealized gain (loss) is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio in the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth the amortized cost and fair value of the Company’s securities, by accounting classification and by type of security, at the dates indicated.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-Maturity
Other debt securities	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	—	—	154	154

Total held-to-maturity	—	—	—	—	154	154

Available-for-Sale:
Mortgage-backed securities	578	572	795	780	1,137	1,149
Other debt securities	17,252	16,769	2,688	2,660	1,687	1,695
Equity securities:	—	18	—	17	1,001	1,047
Net unrealized gain (loss) (1)	(471)	—	(26)	—	66	—

Total available-for-sale	17,359	17,359	3,457	3,457	3,891	3,891

FHLB Stock	1,388	1,388	1,792	1,792	1,705	1,705

Total securities, net	$18,747	$18,747	$5,249	$5,249	$5,750	$5,750

(1)	The net unrealized gain (loss) at June 30, 2007, 2006 and 2005 relate to available for sale securities in accordance with SFAS No. 115. The net unrealized gain is presented in order to reconcile the “Amortized Cost” of the Company’s securities portfolio to the “Carrying Cost,” as reflected in the Statements of Financial Condition.

The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company’s investment securities at June 30, 2007, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments. The weighted average yields on investments available-for-sale are based on amortized cost.

	At June 30, 2007
	Available-for-Sale
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities
Mortgaged-backed securities:
Due within 1 year	$—	$—	—%
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	228	223	4.85
Due after 10 years	350	349	5.92

Total	578	572	5.49

U.S. Treasury and Agency:
Due within 1 year	500	497	3.40
Due after 1 year but within 5 years	1,600	1,597	5.20
Due after 5 years but within 10 years	300	294	4.00
Due after 10 years	—	—	—

Total	2,400	2,388	4.68

Municipal Securities
Due within 1 year	—	—	—
Due after 1 year but within 5 years	—	—	—
Due after 5 years but within 10 years	—	—	—
Due after 10 years	14,852	14,381	4.28

Total	14,852	14,381	4.28

Equity Securities:	—	18	—

Total:
Due within 1 year	500	497	3.40
Due after 1 year but within 5 years	1,600	1,597	5.20
Due after 5 years but within 10 years	528	517	4.37
Due after 10 years	15,202	14,730	4.32
Equity Securities	—	18	—
FHLB Stock	1,388	1,388	—

Total	$19,218	$18,747	4.37%

Sources of Funds

General. Deposits, loan and security repayments and prepayments, proceeds of refinanced loans sold to the secondary market and cash flows generated from operations are the primary sources of the Bank’s funds for use in lending and for other general purposes.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s deposits consist of savings accounts, checking accounts, money market deposit accounts, IRAs and certificates of deposit. At June 30, 2007, the Bank’s core deposits (which the Bank considers to consist of checking accounts and savings accounts) constituted 43.1% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from Ashe, Alleghany and Watauga counties. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table presents the deposit activity of the Bank for the periods indicated.

	For the Year Ended June 30,
	2007	2006	2005
	(In thousands)
Total deposits at beginning of period, including accrued interest	$177,013	$163,977	$157,434
Net increase before interest credited	17,573	9,143	3,668
Interest credited	5,865	3,893	2,875

Total deposits at end of period	$200,451	$177,013	$163,977

At June 30, 2007, the Bank had approximately $37.0 million in “jumbo” certificates of deposit (accounts in amounts over $100,000) maturing as follows:

	Amount	Weighted Average Rate
	(In thousands)
Maturity Period
Within three months	$14,869	5.03%
After three but within six months	16,209	4.90%
After six but within 12 months	4,778	4.96%
After 12 months	1,153	4.90%

Total	$37,009	4.96%

The following table sets forth the distribution of the Bank’s deposit accounts and the related weighted average interest rates at the dates indicated.

	At June 30,
	2007			2006			2005
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing checking accounts	$23,972	11.96%	0.00%	$24,053	13.59%	0.00%	$18,007	10.98%	0.00%
Interest bearing checking accounts	25,978	12.96%	1.20%	25,406	14.35%	1.00%	23,771	14.50%	0.65%
Money Market accounts	19,652	9.80%	3.28%	13,679	7.73%	3.28%	1,017	0.62%	0.49%
Savings	16,562	8.26%	1.14%	22,741	12.85%	1.21%	39,499	24.08%	1.43%
Certificates of deposit	113,710	56.73%	4.80%	90,797	51.29%	4.13%	81,427	49.66%	3.05%
Accrued interest	577	0.29%	0.00%	337	0.19%	0.00%	256	0.16%	0.00%

Totals	$200,451	100.00%	3.32%	$177,013	100.00%	2.68%	$163,977	100.00%	1.95%

The following table presents, by interest rate ranges and the period to maturity, the amount of certificate of deposit accounts outstanding at June 30, 2007.

	Period to Maturity at June 30, 2007
Interest Rate Range	Less than One Year	One to Three years	Four Years and After	Total
	(In thousands)
1.50% to 4.99%	$26,785	$2,639	$359	$29,783
5.00% to 6.06%	82,779	1,143	5	83,927

Total	$109,564	$3,782	$364	$113,710

In addition to traditional savings deposits, AF Bank has an agreement with Promontory Interfinancial Network which allows us to provide FDIC insurance coverage beyond the normal limits by using its network. The agreement allows us to maintain large deposit relationships when the customer desires FDIC coverage on all deposit balances. As of June 30, 2007, we had $8.3 million placed in the Promontory Interfinancial Network which is included in the certificate of deposit account totals in the tables above.

Borrowings. The Bank may obtain advances from the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. These advances would be collateralized primarily by certain of the Bank’s mortgage loans and secondarily by the Bank’s investment in capital stock of the FHLB. See “Regulation—Regulation of Federal Savings Banks—Federal Home Loan Bank System.” Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The Bank had advances of $21.0 million at June 30, 2007 from the FHLB. Interest is payable at rates ranging from 3.50% to 5.84%. These advances are listed on the balance sheet as either short-term or long-term borrowings depending on the remaining maturity of the advance as of the balance sheet date. FHLB advances consist of the following:

	2007	2006	2005
Balance outstanding	$21,000,000	$28,639,385	$28,141,664
Interest rate range	3.50%-5.84%	3.50%-6.87%	2.51%-6.87%
Weighted average interest rate at June 30	4.99%	5.07%	4.50%
Maximum amount outstanding at any month end	38,638,783	28,639,385	42,143,248
Average amount outstanding	26,523,935	26,181,873	35,059,129
Interest expense	1,357,757	1,258,301	1,367,744
Weighted average interest rate during the year ended June 30	5.12%	4.73%	3.88%

The Company may also obtain additional borrowings from other financial institutions or related parties to fund cash flow needs or to provide additional capital. The borrowings are listed on the balance sheet as either short-term or long-term borrowings depending on the remaining maturity of the advance as of the balance sheet date.

Short-term and long-term borrowings are due in future years as follows:

Year ending June 30,	Amount
2008	$531,111
2009	176,905
2010	78,954
2011	16,000,000
2012	—
Thereafter	10,155,000

$26,941,970

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

On July 10, 2006, Ashe Lane Capital Trust, a Delaware business trust, was formed by the Company and completed the sale of $5.0 million of floating rate capital securities (liquidation amount of $1,000 per security) in a private placement as part of a pooled securities transaction (“Capital Securities”). The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of floating rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) of the Company.

Personnel

As of June 30, 2007, the Company had 111 full-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good. See “Executive Compensation” for a description of certain compensation and benefit programs offered to the Company’s employees.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at June 30, 2007, and in each of the prior 12 months, and, therefore, qualifies as a thrift lender. For purposes of calculating compliance with the QTL test, we use the cost basis of our investment in our FHLMC common stock, rather than the current market value of the stock.

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

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses, as defined in the OTS regulations. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses is includable in tier 2 capital to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At June 30, 2007, the Bank met each of its capital requirements.

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

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests in addition to an evaluation of discriminatory or illegal credit practices:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses and;

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The effect of evidence of discriminatory or other illegal credit practices will be considered in the evaluation of an institution’s CRA performance.

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

Standards For Safety And Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

At June 30, 2007, the Bank met the criteria for being considered “well-capitalized.”

When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provisions of federal law.

Insurance of Deposit Accounts. The Bank is required to pay deposit insurance assessments set by the FDIC. The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC determines the Bank’s deposit insurance assessment rates on the basis of four risk categories. Under the revised assessment rate schedule, the Bank’s assessment will range from 0.02% to 0.04% at the lowest assessment category up to a maximum assessment of 0.40% of the Bank’s average deposit base, with the exact assessment determined by the Bank’s assets, its capital and the FDIC’s supervisory opinion of its operations. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. At present, it is anticipated that the Bank will pay from 5 to 7 basis points of deposits during fiscal year 2008. In addition, the Bank has received a one-time assessment credit from the FDIC of $91,958. This assessment credit will be applied to reduce deposit insurance assessments.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0124% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s and the Bank’s operations. The Bank is subject to the supervision of and examination by the OTS and for some purposes by the FRB. AF Financial is also subject to the supervision and regulation of the OTS. OTS regulations, designed primarily for the protection of depositors, may limit the Company’s and the Bank’s growth and the return to our shareholders by restricting certain of AF Financial’s and the Bank’s activities, such as:

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

Decline in Housing Market

The housing market has been shrinking since mid-2005 and the rate of nationwide mortgage delinquencies and foreclosures has been rising. With most of our loans concentrated in residential mortgage loans a decline in the local housing market could adversely affect the values of our real estate collateral. As stated above, we have underwriting and credit monitoring procedures and credit policies, that we believe are appropriate to minimize this risk. In addition, we have not made any subprime mortgage loans, which is a primary driver in the increased rate of mortgage delinquencies and foreclosures. Such precautions, however, may not prevent unexpected losses that could adversely affect results of operations.

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

	Leased or Owned	Date Leased or Acquired	Lease Expiration Date		Net Book Value at June 30, 2007
Corporate Offices 21 East Ashe Street West Jefferson, NC 28694	Owned	06/15/2000	—		$1,037,513

Insurance Offices 206 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1997	—		$73,103

AF Bank 205 S. Jefferson Avenue West Jefferson, NC 28694	Owned	06/30/1963	—		$285,597

AF Bank 840 E. Main Street Jefferson, NC 28640	Owned	05/18/1994	—		$413,400

AF Bank 4951 NC Hwy. 88 West Warrensville, NC 28693	Leased	08/01/1995	07/31/2010	**	—

AF Bank 381 South Main Street Sparta, NC 28675	Leased	01/09/1998	10/04/2008		—

AF Financial Center 1675 Blowing Rock Road Boone, NC 28607	Owned	10/04/2005	—		$7,717,985

AF Insurance Services, Inc. 315 Main Street North Wilkesboro, NC 28659	Leased	06/01/2000	05/31/2008	***	—

AF Insurance Services, Inc. 324 Morganton Blvd., SW Lenoir, NC 28645	Owned	07/03/2000	—		$94,490

AF Insurance Services, Inc. 948 Johnson Ridge Road Elkin, NC 28621	Leased	01/01/2002	12/30/2009		—

AF Financial Center 1441 Mt. Jefferson Road West Jefferson, NC 28694	Owned	04/10/2001	—		$1,234,350

AF Bank 1489 Mt. Jefferson Road West Jefferson, NC 28694	Leased	01/05/2001	01/08/2011	*	—

*	Option to renew for an additional five-year period.
**	Option to renew for two additional five-year periods.
***	Option to renew for two additional one-year periods.

ITEM 3.	LEGAL PROCEEDINGS

At June 30, 2007, the Company was not a party to, and its property was not the subject of, any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established market for the Company’s common stock, excluding occasional quotations, although the Company’s common stock is quoted on the OTC Bulletin Board. The table below reflects the stock trading and dividend payment frequency of the Company for the years ended June 30, 2007 and 2006. Stock prices reflect bid prices between broker/dealer, prior to any markups, markdowns or commissions and is based upon information provided to management of the Company by certain securities firms effecting transactions in the Company’s stock on an ongoing basis, and may not necessarily represent actual transactions.

	Stock Price
2007	Dividends	High	Low
First quarter	$0.05	$18.95	$18.25
Second quarter	0.05	23.00	18.50
Third quarter	0.05	19.25	18.00
Fourth quarter	0.05	18.00	17.05

	Stock Price
2006	Dividends	High	Low
First quarter	$0.05	$21.50	$18.25
Second quarter	0.05	21.50	19.10
Third quarter	0.05	21.50	20.25
Fourth quarter	0.05	21.20	18.30

A dividend declared by the Board of Directors of the Bank is considered a capital distribution from the Bank to the stockholders, including the MHC. The MHC waived the right to receive any dividend to be paid on the common stock of the Company during the next two calendar quarters beginning with the September 2007 quarter and ending with the December 2007 quarter.

Under the requirements of the OTS, there are certain restrictions on the ability of the Bank to pay a capital distribution. See “Regulation — Limitation on Capital Distributions.”

The Company paid cash dividends totaling $.20 per share during each of the years ended June 30, 2007 and 2006. When the Company pays dividends to its stockholders, it is required to pay dividends to the MHC, unless the MHC elects to waive dividends. The MHC waived dividends paid by the Company during each of the four quarters of the year ended June 30, 2007. Any decision to waive dividends will be subject to regulatory approval.

As of June 30, 2007, the Company had approximately 339 shareholders of record.

See Item 11 for information related to Equity Compensation Plans.

The Company made no purchases of its equity securities during the fourth quarter of its fiscal year ending June 30, 2007.

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

	June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$245,279	$229,355	$214,101	$211,619	$191,973
Loans receivable, net[1]	193,188	193,939	181,242	180,156	156,258
Investment securities[2]	18,747	5,249	5,750	6,501	8,754
Cash and cash equivalents[3]	11,644	11,009	8,809	7,674	14,072
Savings deposits	200,451	177,013	163,977	157,434	149,571
FHLB advances	21,000	28,639	28,142	33,144	21,146
Equity	14,994	14,002	13,039	12,474	12,960
Book value per share	14.27	13.32	12.42	11.88	12.35

Selected Operating Data:
Interest income and dividends	$15,846	$13,676	$11,995	$10,684	$11,011
Interest expense	8,282	5,808	4,733	4,405	5,085

Net interest income	7,564	7,868	7,262	6,279	5,926
Provision for loan losses	259	265	(79)	668	243

Net interest income after provision for loan losses	7,305	7,603	7,341	5,611	5,683
Non-interest income	4,742	4,422	3,966	3,744	3,604
Non-interest expense	9,894	10,340	10,165	9,786	8,656

Income (loss) before income tax expense	2,153	1,685	1,142	(431)	631
Income tax expense (benefit)	682	664	493	(123)	256

Net income (loss)	$1,471	$1,021	$649	$(308)	$375

Selected Ratios

Basic earnings (loss) per share[4]	$1.40	$0.97	$0.62	$(0.30)	$0.36
Diluted earnings (loss) per share[4]	1.40	0.97	0.62	(0.30)	0.36
Dividends per share	0.20	0.20	0.20	0.20	0.20

1	Loans receivable, net is comprised of total loans less allowance for loan losses, loans sold, undisbursed loan funds, and deferred loan fees.
2	Includes FHLB stock and investment securities.
3	Includes interest-earning deposit balances of $5.2 million, $2.1 million, $2.7 million, $2.5 million, and $6.2 million at June 30, 2007, 2006, 2005, 2004, and 2003, respectively.
4	Earnings per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is based on net income for the year, divided by the weighted average number of shares outstanding for the year. In accordance with the AICPA’s SOP 93-6, unallocated ESOP shares were deducted from outstanding shares used in the computation of earnings per share. Diluted earnings per share includes the effect of dilutive common stock equivalents in the weighted average number of shares outstanding.

	At June 30,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:
Performance Ratios:[1]
Return on average assets	0.61%	0.46%	0.30%	(0.15)%	0.20%
Return on average equity	10.01%	7.58%	5.13%	(2.46)%	2.90%
Average equity to average assets	6.07%	6.12%	5.78%	6.25%	6.90%
Equity to total assets at end of period	6.11%	6.10%	6.09%	5.89%	6.75%
Interest rate spread[2]	3.49%	3.80%	3.73%	3.38%	3.41%
Average interest-earnings assets to average interest-bearing liabilities	106.41%	106.96%	100.30%	105.12%	104.35%
Net interest margin[3]	3.54%	4.01%	3.74%	3.51%	3.54%
Non-interest expense to average assets	4.08%	4.70%	4.65%	4.89%	4.62%
Efficiency ratio[4]	80.40%	84.13%	90.53%	97.64%	90.83%
Dividend payout ratio[5]	14.29%	20.62%	32.26%	(66.67)%	55.56%

Regulatory Capital Ratios: [6]
Tangible capital	8.00%	8.14%	8.42%	8.11%	8.92%
Core capital	8.00%	8.14%	8.42%	8.11%	8.92%
Total risk based capital	10.95%	11.11%	11.36%	10.89%	12.89%

Asset Quality Ratios and Other Data:
Ratios:
Nonperforming loans to total loans	0.35%	0.11%	0.10%	0.29%	0.28%
Nonperforming loans and real estate owned to total assets	1.19%	0.49%	0.09%	0.25%	0.25%
Allowance for loan losses to:
Nonperforming loans	239.30%	716.98%	748.87%	239.98%	250.79%
Total loans	0.85%	0.80%	0.76%	0.69%	0.71%
Number of full service Bank branches	7	7	7	7	7

1	With the exception of end of period ratios, all ratios are based on average daily or monthly balances during the indicated periods, and are annualized where appropriate. Asset Quality and Regulatory Capital Ratios are end of period ratios.
2	The interest rate spread represents the difference between the weighted-average yield on interest-bearing assets and the weighted-average cost of interest-bearing liabilities.
3	The net interest margin represents net interest income as a percent of average interest-earning assets.
4	The efficiency ratio represents non-interest expense as a percentage of the sum of net interest income and non-interest income.
5	The dividend payout ratio represents dividends per share as a percentage of basic earnings per share. Earnings per share has been calculated in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is based on net income for the year, divided by the weighted average number of shares outstanding for the year. In accordance with the AICPA’s SOP 93-6, unallocated ESOP shares were deducted from outstanding shares used in the computation of earnings per share.
6	For definitions and further information relating to the Bank’s regulatory capital requirements, see Note 11 of Notes to the Consolidated Financial Statements.

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

Management Strategy

AF Financial Group is a financial services company that provides banking, insurance and investment services to residents in the northwest corner of North Carolina. Management and the board of directors are committed to the long-term profitability and success of the Company. We placed major emphasis upon improving the Company’s net earnings and return on equity in 2007. This was accomplished by increasing the overall productivity of the Company and our operating subsidiaries and controlling costs. Evidence that we have been successful in meeting our goals during the year ended June 30, 2007 is listed below:

•	An increase in net income of $450,170, or 44.1%, during the year ended June 30, 2007 as compared to the year ended June 30, 2006;

•	An increase in savings deposits of $23.4 million or 13.2%;

•	Asset growth of $15.9 million or 6.9%;

•	An increase in stockholders’ equity of $992,181, or 7.1%;

•	An increase in noninterest income of $320,199, or 7.2%, during the year ended June 30, 2007 as compared to the year ended June 30, 2006 and;

•

We paid off $5.0 million of 10.25% fixed rate Capital Securities on July 25, 2006 and replaced it with $5.0 million floating rate Capital Securities at LIBOR plus 1.50% resulting in significant cost savings.

As mentioned above, net income increased $450,170, or 44.1%, to net income of $1,470,993 for the year ended June 30, 2007, compared to net income of $1,020,823 for the year ended June 30, 2006. This change is attributable to an increase in noninterest income and a decrease in noninterest expense partially offset by the early redemption penalty on trust preferred capital securities.

Another important initiative that management and the board of directors believe is a focal point of our continued success is to develop methods and products to better serve our customers in order to maintain a loyal customer base. To accomplish this we are developing products and services that help create a unique financial experience to make banking easier and more convenient for our customers. We started the process of improving customer service during the 2006 fiscal year by listening to our customers and learning what is important to them. Below are just a few of the changes that we implemented during the 2007 fiscal year that we believe will provide our customers with a more convenient and enjoyable financial services experience.

•	Renovated downtown West Jefferson branch;

•	Began offering remote capture for business customers;

•	Redesigned online banking and online bill pay;

•	Began offering online account statements and;

•	Established same day banking at all of our branches.

Even more changes will be implemented in fiscal year 2008. We are excited about these changes and will continue to look for ways to provide unique and convenient financial services to our customers and potential customers.

Comparison of Financial Condition at June 30, 2007 and 2006

Total assets increased by $15.9 million or 6.9% to $245.3 million at June 30, 2007 from $229.4 million at June 30, 2006. The increase in assets was primarily the result of an increase of $13.9 million, or 402.1%, in securities available for sale partially offset by a $750,943 decrease in net loans receivable.

As mentioned above, securities available for sale increased $13.9 million, or 402.1%, to $17.4 million at June 30, 2007 from $3.5 million at June 30, 2006. This increase was due to the purchase of investments totaling $14.6 million partially offset by the $213,378 proceeds received from principal payments on mortgage backed securities and the $444,691 decrease in market value. The investments purchased were investment grade municipal bonds. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes. Management decided to purchase the municipal bonds due to the interest rate spread available on the bonds versus the current and predicted cost of funds. At June 30, 2007, our investment portfolio had $470,915 in net unrealized losses as compared to net unrealized losses of $26,224 at June 30, 2006.

Real estate owned increased by $1.3 million from $908,611 at June 30, 2006 to $2.2 million at June 30, 2007. The increase is the result of the bank acquiring through foreclosure proceedings a tract of land and two houses that adjoin the land. The increase in real estate owned represents property from one lending relationship. The loans are recorded in real estate owned at the quick sale appraised value and the property is currently on the marker for sale.

The Bank’s savings deposits increased by $23.4 million, or 13.2%, from $177.0 million at June 30, 2006 to $200.5 million at June 30, 2007. We believe the increase in deposits is attributable to our continuing marketing efforts directed towards increasing balances in savings and transaction accounts and in smaller, stable certificates of deposit. We intend to further focus our marketing efforts and to offer new products to increase lower cost core deposits.

Short-term borrowings decreased $4.6 million, or 89.7%, to $531,111 at June 30, 2007 from $5.2 million at June 30, 2006. Long-term borrowings decreased $3.2 million, or 10.9%, to $26.4 million at June 30, 2007 from $29.6 million at June 30, 2006. The decrease in long and short-term borrowings was due to the Company using part of the proceeds from the $23.4 million increase in savings deposits to repay the borrowings.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, increased to $690,141, or 0.28% of total assets, at June 30, 2007 compared to $218,700, or 0.10% of total assets, at June 30, 2006. The increase in nonperforming loans is the result of four borrowers that had changes in their financial condition and were unable to make the required payments on their one-to-four residential loans and one commercial borrower who had a change in its financial condition and was unable to make the required payment. The Bank recognized total charge-offs of $222,381 during the year ended June 30, 2007 compared to total charge-offs of $116,524 during the year ended June 30, 2006. The increase in charge-offs was primarily due to the write down of REO property to the quick sale appraised value during the year ended June 30, 2007. Total recoveries during June 30, 2007 increased to $36,399 for the year ended June 30, 2007 from $34,100 for the year ended June 30, 2006. The Bank recognized net charge-offs of approximately $185,982 during the year ended June 30, 2007 compared to net charge-offs of $82,424 for the year ended June 30, 2006.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2007 and 2006

The Company had net income for the year ended June 30, 2007 of $1,470,993 compared to net income of $1,020,823 for the year ended June 30, 2006. Changes in net income during the comparable twelve-month period were attributable to an increase in noninterest income and a decrease in noninterest expense partially offset by the early redemption penalty on trust preferred capital securities. In our opinion, there has not been a material change in interest rate risk from the end of the Company’s most recent fiscal year.

Interest Income. Interest income increased by $2,170,061 or 15.9% from $13,675,831 for the year ended June 30, 2006 to $15,845,892 for the year ended June 30, 2006. Interest income from loans increased $1,578,233 or 11.9% from $13,238,407 for the year ended June 30, 2006 to $14,816,640 for the year ended June 30, 2007. The increase in interest income from loans for the year ended June 30, 2007 was attributable to an increase in the weighted average rate on portfolio loans and an increase in the average outstanding loan balances (volume). The weighted average rate on portfolio loans increased .56% from 7.09% during June 30, 2006 to 7.65% during June 30, 2006. Average outstanding loans increased $6.9 million from $186.7 million at June 30, 2006 to $193.6 million at June 30, 2007. More detailed information on the changes in interest income due to rate and volume variances can be found in table 1 below.

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

	Year ended June 30, 2007 compared to June 30, 2006				Year ended June 30, 2006 compared to June 30, 2005
	Increase/(Decrease) Due to				Increase/(Decrease) Due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
	(In thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits	$(25)	$164	$(24)	$115	$62	$20	$17	$99
Investment securities	522	(15)	(29)	478	(28)	73	(9)	36
Loans receivable	489	1,050	38	1,577	67	1,465	9	1,541

Total	986	1,199	(15)	2,170	101	1,558	17	1,676

Liabilities:
Interest-bearing liabilities:
Interest-bearing checking accounts	86	234	38	358	23	314	54	391
Savings	(133)	(45)	17	(161)	(170)	17	(5)	(158)
Certificates of deposit	767	936	232	1,935	197	681	62	940
Borrowed funds	7	(50)	—	(43)	(424)	401	(88)	(111)

Total	727	1,075	287	2,089	(374)	1,413	23	1,062

Net interest income	$259	$124	$(302)	$81	$474	$145	$(6)	$614

Table 2.

The following table provides information concerning the Bank’s yields on interest-earning assets and cost of funds on interest-bearing liabilities over the years ended June 30, 2007, 2006 and 2005.

	For the year ended June 30,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Interest-bearing deposits	$3,460	$285	5.16%	$4,064	$171	4.21%	$2,187	$72	3.29%
Taxable securities (1)	4,791	240	5.01%	4,493	227	5.05%	5,080	176	3.46%
Non-taxable securities (2)	11,697	504	4.31%	1,071	39	3.64%	1,251	53	4.24%
Loans receivable, net (3)	193,611	14,817	7.65%	186,698	13,238	7.09%	185,623	11,694	6.30%

Total interest-earning assets	213,559	15,846	7.42%	196,326	13,675	6.97%	194,141	11,995	6.18%
Non-interest-earning assets	28,662			23,694			24,665

Total assets	$242,221			$220,020			$218,806

Liabilities and equity: (4)
Interest-bearing liabilities:
Interest-bearing checking accounts	$42,495	883	2.08%	$36,550	526	1.44%	$31,138	134	0.43%
Savings	17,791	201	1.13%	28,137	364	1.29%	41,753	521	1.25%
Certificates of deposit	107,850	5,021	4.66%	86,395	3,084	3.57%	79,138	2,136	2.70%
Borrowed funds	32,566	1,792	5.50%	32,463	1,835	5.65%	41,536	1,942	4.68%

Total interest-bearing liabilities	200,702	7,897	3.93%	183,545	5,809	3.16%	193,565	4,733	2.45%

Other non-interest-bearing liabilities	26,826			23,007			12,587
Equity	14,693			13,468			12,654

Total liabilities and equity	$242,221			$220,020			$218,806

Net interest income and interest rate spread (5)		$7,949	3.49%		$7,866	3.80%		$7,262	3.73%

Net interest-earning assets and net interest margin (6)	$12,857		3.72%	$12,781		4.01%	$576		3.74%

Ratio of interest-earning assets to interest-bearing liabilities			106.41%			106.96%			100.30%

(1)	Includes investment in FHLB stock.
(2)	Yields on tax-exempt investments have not been adjusted to the tax equivalent basis.
(3)	Balance is net of deferred loan fees and loans in process. Non-accrual loans are included in the balances.
(4)	During the year ended June 30, 2007 we paid an early redemption penalty on trust preferred securities of $384,375. This amount is included on the income statement as interest expense and is not reflected in this table.
(5)	Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest Expense. Interest expense increased by $2,473,628 or 42.6% to $8,281,787 for the year ended June 30, 2007 from $5,808,159 for the year ended June 30, 2006. The increase in interest expense for the year ended June 30, 2007 is primarily attributable to an early redemption penalty on trust preferred capital securities and an increase in interest expense on savings deposits. Interest expense on savings deposits increased by $2,132,422 or 53.7% to $6,105,805 for the year ended June 30, 2007 from $3,973,383 for the year ended June 30, 2006. The increase in interest expense on savings deposits is the result of the 0.64% increase in the institution’s weighted average rate of deposits during the year ended June 30, 2007 and the $23.4 million increase in savings deposits.

During the year ended June 30, 2007, the Company paid off a $5.0 million 10.25% fixed-rate trust preferred capital securities issuance and paid a $384,375 early redemption penalty. This penalty was expensed during the year ended June 30, 2007.

Net Interest Income. Net interest income decreased by $303,567, or 3.9%, from $7,867,672 for the year ended June 30, 2006 to $7,564,105 for the year ended June 30, 2007. The decrease in net interest income is the result of the increase in the weighted average interest rate earned on the loan portfolio, offset by the increase in interest expense on savings deposits as discussed above and the early redemption penalty on trust preferred capital securities . We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the year ended June 30, 2007.

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

Management discovered during a review of our loan portfolio a construction loan where the loan amount exceeded the fair value of the collateral. We determined that we had impairment on this loan of $100,472 and a specific reserve has been established and is included in total allowance for loan losses. We made provisions of $259,500 to the allowance for loan losses during the year ended June 30, 2007, compared to a $265,000 provision made during the year ended June 30, 2006.

During the year ended June 30, 2007 we had net charge-offs of $185,982 compared to net charge-offs of $82,424 during the year ended June 30, 2006. We made additional provisions for loan loss allowances during the year ended June 30, 2007 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At June 30, 2007, our level of allowance for loan losses amounted to $1,641,506, or 0.85% of total loans, as compared to $1,567,988 of allowance for loan losses, or 0.80% of total loans at June 30, 2006, which we believe is adequate to absorb any probable losses inherent in our loan portfolio. We increased our allowance for loan losses as a percentage of total loans during the year ended June 30, 2007 as compared to June 30, 2006 due the changes and mix of our loan portfolio. Commercial and consumer loans increased $8.8 million from $29.0 million at June 30, 2006 to $37.8 million at June 30, 2006. As a percentage of total loans, commercial and consumer loans increased 4.6% from 14.8% at June 30, 2006 to 19.4% at June 30, 2007. Commercial and consumer lending generally entail greater credit risk than mortgage loans; therefore, we reserve a higher allowance percentage for these types of loans, which was the primary cause of the increase in our allowance for loan losses as a percentage of total loans during the year ended June 30, 2007. We do not maintain an allowance for undisbursed loan commitments.

Non-Interest Income. Non-interest income increased by $320,199 or 7.2% from $4,422,117 for the year ended June 30, 2006 to $4,742,316 for the year ended June 30, 2007. The increase in non-interest income during the year ended June 30, 2007 is primarily attributable to increases in commission income on noninsured investment sales and rental income. The increase in commission income from investments is due to a sales focus on larger markets where we have a banking presence. The increase in rental income is due to the leasing of the available office space in the Boone Financial Center during the fiscal year ended June 30, 2006. The leases have terms ranging from three to five years.

Non-Interest Expense. Non-interest expense decreased by $445,530 or 4.3% from $10,339,737 for the year ended June 30, 2006 to $9,894,207 for the year ended June 30, 2007. The decrease in non-interest expense for the year ended June 30, 2007 is primarily attributable to a decrease in computer processing charges. Computer processing charges decreased $283,523 from $740,809 for the year ended June 30, 2006 to $457,286 for the year ended June 30, 2007. These decreases are the result of the core data processing conversion that occurred during the year ending June 30, 2006. Since this conversion we have been able to reduce the fees paid for core data processing while improving the speed and reliability of the system.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the years ended June 30, 2007 and 2006. The income tax expense was $681,721 for the year ended June 30, 2007 and the income tax expense was $664,229 for the year ended June 30, 2006. The effective tax rate was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense. The effective tax rate for the year ended June 30, 2007 was lower then the effective tax rate for the year ended June 30, 2006 due to the purchase of $14.6 million in municipal bonds during the year ended June 30, 2007. The municipal bonds are general obligation bonds and the interest income is exempt from federal income taxes thus reducing the overall effective tax rate. The effective tax rate for the year ended June 30, 2007 was 31.7% compared to 39.4% for the year ended June 30, 2006.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At June 30, 2007, we had borrowings of $21.0 million from the FHLB. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $109.6 million at June 30, 2007. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of June 30, 2007, cash and cash equivalents, a significant source of liquidity, totaled $11.6 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or significant insurance acquisitions at this time.

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

Our banking subsidiary, AF Bank, has historically been a mortgage lender, which means that it generally has longer terms before repricing its assets than it does repricing its interest bearing liabilities or deposit accounts. Therefore, a rising rate environment will have the most negative impact on the NPV of the typical mortgage lender. The following table presents the Company’s NPV at June 30, 2007, as calculated by the OTS, based on information provided to the OTS by the Company.

Table 3. Interest Rate Sensitivity of Net Portfolio Value (NPV)

Net Portfolio Value				NPV as % of PV (5) of Assets
Change in Rates	$ Amount in Thousands	$ Change (1)	% Change (2)	Ratio (3)	Change (4)
+300 bp	17,106	(11,370)	(40)%	7.09%	-419 bp
+200 bp	20,833	(7,644)	(27)%	8.51%	-278 bp
+100 bp	24,474	(4,003)	(14)%	9.85%	-143 bp
+50 bp	26,339	(2,138)	(8)%	10.53%	-76 bp
0 bp	28,477	—	—	11.29%	—
-50 bp	29,173	696	2%	11.53%	24 bp
-100 bp	30,783	2,306	8%	12.11%	82 bp
-200 bp	33,303	4,826	17%	12.99%	170 bp

(1)	Represents the change in NPV from the base (zero change in rates) assuming the indicated change in interest rates.
(2)	Calculated as the percentage of change in the estimated NPV compared to the base scenario.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Represents the change, expressed in basis points (“bp”), in the ratio of NPV to Assets in each scenario compared to the base.
(5)	PV means present value.

At June 30, 2007, the estimated NPV decreased by 40% in a 300 basis point rising interest rate shock scenario compared to an increase of 8% in a 100 basis point falling rate scenario. This compares to a decrease of 25% under a similar rise and an increase of 7% in a similar decline one year earlier. The interest rate risk is further measured by the basis point decline in the ratio of NPV to PV of assets, defined as the Sensitivity Measure by the OTS.

At June 30, 2007, the decline of the Sensitivity Measure was 278 basis points with a 200 basis point shock decrease in rates compared to a decrease of 170 basis points under a 200 basis point shock at June 30, 2006.

The following table provided by the OTS reflects further measures of the Company’s interest rate risk.

Table 4. Risk Measures: 200 bp Rate Shock

		June 30, 2007		June 30, 2006

Pre-shock NPV Ratio:	NPV as a % of PV of Assets	11.29%		11.71%
Exposure Measure:	Post Shock NPV Ratio	8.51%		10.02%
Sensitivity Measure:	Change in NPV	278	bp	170	bp

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

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

Off-Balance Sheet Arrangements

Information about our off-balance sheet risk exposure is presented in Note 17 to the consolidated financial statements. As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. See Note 18 Commitments and Contingencies in the Notes to Consolidated Financial Statements provided under Item 7.

ITEM 7	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

AF Financial Group and Subsidiaries

West Jefferson, North Carolina

We have audited the accompanying consolidated statements of financial condition of AF Financial Group and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AF Financial Group and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

September 20, 2007

Consolidated Statements of Financial Condition

Years ended June 30, 2007 and 2006

	2007	2006
Assets
Cash and cash equivalents:
Interest-bearing deposits	$5,162,487	$2,102,087
Noninterest-bearing deposits	6,481,962	8,906,573
Securities available for sale	17,358,676	3,457,007
Federal Home Loan Bank stock	1,388,300	1,791,600

Loans	194,829,571	195,506,996
Less allowance for loan losses	(1,641,506)	(1,567,988)

Loans receivable, net	193,188,065	193,939,008
Loans held for sale	2,089,000	885,000
Real estate owned	2,226,611	908,611
Office properties and equipment, net	12,524,161	13,105,187
Accrued interest receivable on loans	1,088,188	1,026,816
Accrued interest receivable on investment securities	260,041	53,654
Prepaid expenses and other assets	1,542,314	1,503,156
Deferred income taxes, net	372,428	79,692
Goodwill	1,596,446	1,596,446

Total assets	$245,278,679	$229,354,837

Liabilities and Stockholders’ Equity

Liabilities:
Savings deposits	$200,451,324	$177,012,652
Short-term borrowings	531,111	5,155,918
Long-term borrowings	26,410,859	29,641,767
Accounts payable and other liabilities	2,355,366	2,939,216

Total liabilities	229,748,660	214,749,553

Commitments and contingencies
Redeemable Common Stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	536,222	603,668

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 shares issued and 1,050,804 shares outstanding at June 30, 2007 and 2006	10,546	10,546
Additional paid-in capital	4,743,174	4,743,174
Retained earnings, substantially restricted	10,601,674	9,338,743
Accumulated other comprehensive loss	(286,717)	(15,967)

	15,068,677	14,076,496
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	14,993,797	14,001,616

Total liabilities and stockholders’ equity	$245,278,679	$229,354,837

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended June 30, 2007 and 2006

	2007	2006
Interest and dividend income:
Loans	$14,816,640	$13,238,407
Investment securities:
Taxable securities	240,255	226,696
Non-taxable securities	503,966	39,291
Interest-bearing deposits	285,031	171,437

Total interest and dividend income	15,845,892	13,675,831

Interest expense:
Savings deposits	6,105,805	3,973,383
Short-term borrowings	204,888	39,065
Long-term borrowings	1,586,719	1,795,711
Early redemption penalty on trust preferred capital securities	384,375	—

Total interest expense	8,281,787	5,808,159

Net interest income	7,564,105	7,867,672
Provision for loan losses:	259,500	265,000

Net interest income after provision for loan losses	7,304,605	7,602,672

Noninterest income:
Insurance commissions	2,752,934	2,768,412
Other	1,989,382	1,653,705

Total noninterest income	4,742,316	4,422,117

Noninterest expense:
Compensation and employee benefits	5,955,700	5,879,798
Occupancy and equipment	1,279,445	1,346,416
Computer processing charges	457,286	740,809
Other	2,201,776	2,372,714

Total noninterest expense	9,894,207	10,339,737

Income before income taxes	2,152,714	1,685,052
Income taxes:	681,721	664,229

Net income	$1,470,993	$1,020,823

Basic earnings per share	$1.40	$0.97

Diluted earnings per share	$1.40	$0.97

Basic weighted average shares outstanding	1,050,804	1,049,157

Diluted weighted average shares outstanding	1,051,038	1,050,395

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2005	$10,537	$4,687,955	$8,375,186	$40,171	$(74,880)	$13,038,969

Transfer to redeemable common stock net of unearned ESOP shares	—	—	12,598	—	—	12,598
ESOP contribution	—	36,274	33,421	—	—	69,695
Cash dividend, $.20 per share	—	—	(103,285)	—	—	(103,285)
Net income	—	—	1,020,823	—	—	1,020,823
Common stock issued in connection with stock option exercise	9	18,945	—	—	—	18,954
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax benefit of $36,064	—	—	—	(56,138)	—	(56,138)

Comprehensive income						964,685

Balance, June 30, 2006	$10,546	$4,743,174	$9,338,743	$(15,967)	$(74,880)	$14,001,616

Transfer from redeemable common stock net of unearned ESOP shares	—	—	67,446	—	—	67,446
Cash dividend, $.20 per share	—	—	(102,516)	—	—	(102,516)
Net income	—	—	1,470,993	—	—	1,470,993
Cumulative effect of adoption of SAB 108, net of tax benefit of $75,740	—	—	(172,992)	—	—	(172,992)
Other comprehensive loss, net of tax:
Unrealized holding loss arising during period, net of tax of $173,941	—	—	—	(270,750)	—	(270,750)

Comprehensive income						1,200,243

Balance, June 30, 2007	$10,546	$4,743,174	$10,601,674	$(286,717)	$(74,880)	$14,993,797

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income	$1,470,993	$1,020,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	259,500	265,000
Depreciation and amortization	1,028,340	1,176,653
Loss on disposal of fixed assets	2,024	42,498
Loss on sale of securities available for sale	—	4,388
Gain on loans held for sale	(54,526)	(32,235)
Proceeds from loans held for sale	22,585,663	16,342,305
Originations of loans held for sale	(23,735,137)	(15,968,320)
Amortization of deferred loan fees	(135,839)	(132,171)
ESOP expense	—	69,695
Deferred income taxes	(118,794)	(120,001)
Change in operating assets and liabilities:
Accrued interest receivable	(267,759)	(131,284)
Accrued interest payable	20,639	105,880
Prepaid expenses and other assets	(20,619)	38,459
Accounts payable and other liabilities	(624,528)	1,060,232

Net cash provided by operating activities	409,957	3,741,922

Cash flows from investing activities
Decrease (increase) in Federal Home Loan Bank stock	403,300	(86,800)
Proceeds from maturities of investments held to maturity	—	153,787
Purchases of securities available for sale	(14,565,602)	(1,000,000)
Proceeds from principal repayment and maturities of securities available for sale	213,378	334,645
Proceeds from sale of investments available for sale	—	996,479
Net originations of loans receivable	(690,718)	(13,738,218)
Proceeds from sale of office properties	275,000	—
Purchases of office properties and equipment	(649,632)	(1,331,286)

Net cash used in investing activities	(15,014,274)	(14,671,393)

Cash flows from financing activities
Net increase in savings deposits	23,198,337	12,955,200
Short-term borrowings (repayments), net	(4,639,385)	2,368,841
Long-term borrowings (repayments), net	(3,216,330)	(2,110,107)
Net proceeds from common stock issued	—	17,927
Tax benefit from exercise of stock options	—	1,027
Dividends paid	(102,516)	(103,285)

Net cash provided by financing activities	15,240,106	13,129,603

Net increase in cash and cash equivalents	635,789	2,200,132

Cash and cash equivalents
Beginning	11,008,660	8,808,528

Ending	$11,644,449	$11,008,660

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended June 30, 2007 and 2006

	2007	2006
Supplemental disclosures of cash flow information
Cash payments for:
Interest	$8,261,147	$5,702,278
Income taxes	1,576,070	132,383

Supplemental disclosure of noncash investing and financing activities
Net change in unrealized loss on securities available for sale, net of tax	$(270,750)	$(56,138)
Transfer from loans receivable to real estate owned	1,318,000	908,611
Fair value of ESOP shares in excess of unearned ESOP shares	—	46,018
Transfer from retained earnings to ESOP redeemable common stock	67,446	12,598

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

Investment securities

The Company has investments in debt and equity securities. Debt securities consist primarily of U.S. Government agency securities, Federal Home Loan Bank (FHLB) bonds, Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) securities and municipal securities. Equity securities consist of Federal Home Loan Mortgage Corporation (FHLMC) stock and mutual funds.

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

Securities held to maturity

Securities classified as held to maturity are securities for which the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Based on the Company’s financial position and liquidity, management believes the Company has the ability to hold these securities to maturity.

Investment in Federal Home Loan Bank stock

The Company, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock, it has no quoted market value and it is carried at cost. The FHLB stock also collateralizes the Company’s borrowings from the FHLB. Due to the redemption provisions of the FHLB, the Company estimated that the fair value equals cost and that this investment was not impaired at June 30, 2007.

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

Rate lock commitments

Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale are accounted for as derivative instruments. The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. It has been determined that the value of these commitments is not significant and has not been recognized in these consolidated financial statements.

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

Goodwill

Goodwill is the cost of the investment by AF Insurance Services, Inc. in excess of the fair value of net tangible assets acquired at the date of purchase. On July 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement 142, Goodwill and Other Intangible Assets. Under the provisions of the Statement, on July 1, 2002, the Company eliminated the amortization of goodwill. During the 2007 fiscal year a goodwill impairment test was performed and the Company had no impairment of goodwill

Mortgage servicing rights

When mortgage loans are sold, the proceeds are allocated between the related loans and the retained mortgage servicing rights based on their relative fair value. Servicing assets are amortized over the average period of estimated net servicing income. The Company recorded amortization of mortgage servicing rights of $100,317 and $60,743 during the years ended June 30, 2007 and 2006, respectively.

All servicing assets are assessed for impairment based on their fair value. The Company recognized no impairment during the year ended June 30, 2007.

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

Additionally, the Company has implemented a qualified stock option plan authorizing the grant of up to 14,573 stock options to certain officers and directors, either in the form of incentive stock options or non-incentive stock options. As permitted under the generally accepted accounting principles, grants under the plan were accounted for following the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. All options were fully vested on December 8, 2001; therefore, SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)) did not have an effect on our consolidated financial statements.

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

Off-balance sheet credit related financial instruments

The Bank is a party to financial instruments with off-statement of financial condition risk such as commitments to extend credit and home equity lines of credit. Management assesses the risk related to these instruments for potential losses on an ongoing basis. Such financial instruments are recorded when they are funded. No allowance for credit losses is provided against these off-balance sheet commitments.

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

Note 2. Debt and Equity Securities

Debt and equity securities have been classified in the statements of financial condition according to management’s intent. The carrying amounts of securities and approximate fair values as of June 30 were as follows:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Government agency securities	$2,400,000	$—	$(12,309)	$2,387,691
FNMA and GNMA	578,266	2,021	(7,788)	572,499
Municipals	14,851,075	12,351	(483,150)	14,380,276
Equity securities:
FHLMC common stock	250	17,960	—	18,210

	$17,829,591	$32,332	$(503,247)	$17,358,676

Notes to Consolidated Financial Statements

Note 2. Debt and Equity Securities, continued

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Government agency securities	$2,400,000	$—	$(42,190)	$2,357,810
FNMA and GNMA	795,127	2,198	(16,722)	780,603
Municipals	287,854	13,637	—	301,491
Equity securities:
FHLMC common stock	250	16,853	—	17,103

	$3,483,231	$32,688	$(58,912)	$3,457,007

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and 2006. These unrealized losses on investment securities are a result of volatility in the market. The unrealized losses on investment securities during 2007 relate to six federal agency securities, two mortgage-backed securities and thirty-six municipal bonds. The unrealized losses on investment securities during 2006 relate to six federal agency securities and nine mortgage-backed securities. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$997,030	$2,970	$1,390,661	$9,338	$2,387,691	$12,308
FNMA and GNMA	—	—	267,054	7,788	267,054	7,788
Municipals	14,079,308	483,151	—	—	14,079,308	483,151

Total temporarily impaired securities	$15,076,338	$486,121	$1,657,715	$17,126	$16,734,053	$503,247

Notes to Consolidated Financial Statements

Note 2. Debt and Equity Securities, continued

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government agencies	$988,280	$11,720	$1,369,530	$30,470	$2,357,810	$42,190
FNMA and GNMA	298,166	5,024	319,880	11,698	618,046	16,722

Total temporarily impaired securities	$1,286,446	$16,744	$1,689,410	$42,168	$2,975,856	$58,912

The amortized cost and estimated fair value of debt securities at June 30, 2007, by contractual maturity are shown below. Fannie Mae and Government National Mortgage Association securities are not included in the maturity categories because they do not have a single maturity date. Additionally, equity securities are not included in the maturity categories because they do not have contractual maturities.

	Available for sale securities:
	Amortized Cost	Fair Value
Due within one year	$500,000	$496,565
Due from one year to five years	1,600,000	1,596,751
Due from five to ten years	300,000	294,375
Due after ten years	14,851,075	14,380,276
FNMA and GNMA debt securities	578,266	572,499
Equity securities	250	18,210

	$17,829,591	$17,358,676

Notes to Consolidated Financial Statements

Note 3. Loans Receivable

Loans receivable at June 30, 2007 and 2006 consist of the following: (Dollars in thousands)

	2007	2006
One to four-family	$93,771	$100,198
Multifamily	3,279	4,179
Non-residential	25,233	29,779
Land	21,779	17,929
Construction loans	13,190	14,660
Commercial loans	26,848	19,221
Consumer loans	10,993	9,782

	195,093	195,748
Less:
Deferred loan fees	263	241
Allowance for loan losses	1,642	1,568

	$193,188	$193,939

There were $2,089,000 outstanding commitments to sell loans as of June 30, 2007.

The following is an analysis of the allowance for loan losses for the years ended June 30:

	2007	2006
Balance, beginning	$1,567,988	$1,385,412
Provisions for loan losses	259,500	265,000
Charge-offs	(222,381)	(116,524)
Recoveries	36,399	34,100

Balance, ending	$1,641,506	$1,567,988

SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, requires that the Company establish a specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to approximately $690,141 and $218,700 at June 30, 2007 and 2006, respectively. These loans are primarily collateral dependent and management has determined that the underlying collateral value is in excess of the carrying amounts. As a result, the Company has determined that specific allowances on these loans are not required. The Company determined that one construction loan that was not delinquent as of June 30, 2007 is impaired and a specific reserve of $100,472 has been established for this loan. The Company established reserves for uncollectible interest for impaired loans totaling $76,662 and $2,802 at June 30, 2007 and 2006, respectively.

The effect of not recognizing interest income on impaired loans in accordance with the original terms totaled approximately $147,168 and $13,775 during the years ended June 30, 2007 and 2006, respectively. Interest income actually recognized on a cash basis on impaired loans during the years ended June 30, 2007 and 2006 was $38,116 and $1,532, respectively.

The Company may renegotiate the terms of certain loans to provide a reduction of interest or principal because of deterioration on the financial position of the borrower. These loans are considered troubled debt restructuring. As of June 30, 2007 and 2006, troubled debt restructured loans totaled $892,649 and $375,966, respectively.

Notes to Consolidated Financial Statements

Note 4. Loan Servicing

Mortgage loans serviced for others consist of loans sold to FNMA and are not included in the accompanying statements of financial condition. Mortgage loan portfolios serviced for FNMA were $78,110,823 and $68,937,333 at June 2007 and 2006, respectively.

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payment to investors and foreclosure processing. The carrying value of mortgage servicing rights is included as other assets in the Consolidated Statements of Financial Condition. At June 30, 2007 and 2006 the mortgage servicing assets were carried at $575,356 and $364,989, respectively. At June 30, 2007 and 2006 the fair value of mortgage servicing assets was $673,153 and $422,799, respectively.

Mortgage servicing rights are amortized into non-interest income in proportion to and over the period of estimated future net servicing income of the underlying financial assets. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized to the extent that the capitalized amount for the stratum exceeds their fair value. The following summarizes mortgage servicing rights activity for the years ended June 30, 2007 and 2006:

	2007	2006
Mortgage servicing asset, beginning of year	$364,989	$307,660
Capitalized	191,826	118,072
SAB 108 adoption	118,858	—
Amortization	(100,317)	(60,743)

Mortgage servicing assets, end of year	$575,356	$364,989

Note 5. Office Properties and Equipment

Office properties and equipment at June 30 consist of the following:

	2007	2006
Land and land improvements	$2,410,797	$2,448,444
Buildings	10,792,557	10,805,390
Furniture, fixtures, equipment and automobiles	4,417,895	4,318,700
Leasehold improvements	507,885	498,496

	18,129,134	18,071,030
Accumulated depreciation	(5,604,973)	(4,965,843)

	$12,524,161	$13,105,187

Notes to Consolidated Financial Statements

Note 6. Savings Deposits

Savings deposits at June 30 consist of the following:

	2007	2006
Interest bearing checking accounts at 1.20% (2007) and 1.00% (2006)	$25,978,161	$25,405,795
Noninterest bearing checking accounts	23,971,779	24,053,477
Savings accounts at 1.14% (2007) and 1.21% (2006)	16,562,223	22,740,649
Money market demand accounts at 3.28% (2007 and 2006)	19,651,952	13,679,521
Certificates of deposit weighted average rate of 4.80% (2007) and 4.13% (2006)	113,710,190	90,796,526

	199,874,305	176,675,968

Accrued interest payable	577,019	336,684

	$200,451,324	$177,012,652

Weighted average cost of savings deposits	3.32%	2.68%

At June 30, 2007, scheduled maturities of certificates of deposit are as follows:

	2008	2009	2010	2011	After	Total
1.50% to 4.99%	$26,785,242	$1,344,168	$1,294,861	$182,567	$175,946	$29,782,784
5.00% to 6.06%	82,778,780	974,900	168,575	5,151	—	83,927,406

	$109,564,022	$2,319,068	$1,463,436	$187,718	$175,946	$113,710,190

The aggregate amount of jumbo certificates of deposit with a denomination of greater than $100,000 was $37,009,009 and $27,924,078 at June 30, 2007 and 2006, respectively. At June 30, 2007, scheduled maturities of jumbo certificates of deposit are as follows:

	Amount	Weighted Average Rate
Maturity period:
Within three months	$14,868,997	5.03%
Three through six months	16,208,723	4.90
Six through twelve months	4,778,578	4.96
Over twelve months	1,152,711	4.90

	$37,009,009	4.96%

Eligible non-IRA deposits are insured up to $100,000 and IRA accounts are insured up to $250,000 by the Savings Association Insurance Fund (SAIF) which is administered by the FDIC. At June 30, 2007 the Company had $36.5 million in uninsured deposits.

Interest expense on savings deposits consists of the following for the years ended June 30:

	2006	2006
Interest-bearing checking accounts	$883,254	$525,743
Savings accounts	201,233	363,690
Certificate accounts	5,021,318	3,083,950

	$6,105,805	$3,973,383

Notes to Consolidated Financial Statements

Note 7. Short-term and Long-term Borrowings

Short-term borrowings consist of the following at June 30:

	2007	2006
Note payable to AsheCo, M.H.C. at the FHLB overnight rate at 5.63% (5.57% at June 30, 2006).	$300,000	$300,000
Note payable, due in monthly installments of $7,808 including interest at the bank’s prime rate of 8.25% Collateralized by insurance expirations and the right to renew them.	87,650	80,731
Notes payable, unsecured, due in quarterly interest only installments at 5.50% through December 1, 2004, at which time repayments of principal and interest commenced over a period of 60 months with first payment due on January 1, 2005.	143,461	135,802
FHLB advances at (5.61% at June 30, 2006)	—	4,639,385

	$531,111	$5,155,918

Long-term borrowings consist of the following at June 30:

	2007	2006
FHLB advances at weighted average interest rate of 4.99% (4.97% at June 30, 2006)	$21,000,000	$24,000,000
Capital securities at fixed rate of 10.25% at June 30, 2006	—	5,155,000
Capital securities at floating rate of LIBOR plus 1.50%, 6.86% at June 30, 2007	5,155,000	—
Note payable, due in monthly installments of $7,808 including interest at the bank’s prime rate of 8.25% Collateralized by insurance expirations and the right to renew them.	25,351	112,797
Notes payable, unsecured, due in quarterly interest only installments at 5.50% through December 1, 2004, at which time repayments of principal and interest commenced over a period of 60 months with first payment due on January 1, 2005.	230,508	373,970

	$26,410,859	$29,641,767

As of June 30, 2007, the Company had a $1,500,000 outstanding letter of credit from the FHLB used to collateralize public deposits.

Note 8. Related Party Transactions

AF Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loan activity to officers and directors of the Company during the years ended June 30, 2007 and 2006 is summarized as follows:

Notes to Consolidated Financial Statements

Note 8. Related Party Transactions, continued

	2007	2006
Balance, beginning	$2,081,643	$2,861,662
Disbursements	67,518	259,043
Payments received	(103,297)	(1,039,062)

Balance, ending	$2,045,864	$2,081,643

Deposits of directors and officers have terms consistent with those offered to other customers. At June 30, 2007 and 2006, outstanding deposits of directors and officers totaled $2.8 million and $2.3 million, respectively.

Note 9. Capital Securities

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

The Company paid off $5.0 million of 10.25% fixed rate Capital Securities on July 25, 2006. The Company paid an early redemption cost of $384,375. This amount was expensed during the year ended June 30, 2007.

Note 10. Adoption of Staff Accounting Bulletin Number 108

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

Notes to Consolidated Financial Statements

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.

Note 10. Adoption of Staff Accounting Bulletin Number 108, continued

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

We adopted SAB 108 during the quarter ended September 30, 2006 and elected to use the cumulative effect transition method in connection with the preparation of our financial statements for the year ended June 30, 2007. The following table summarizes the effects of applying the guidance in SAB 108.

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

Notes to Consolidated Financial Statements

Note 10. Adoption of Staff Accounting Bulletin Number 108, continued

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

Note 11. Stockholders’ Equity

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

The Office of Thrift Supervision (OTS) regulations require institutions to maintain amounts and ratios of total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. At June 30, 2007 and 2006 the Company and the Bank exceeded all of the capital requirements.

Notes to Consolidated Financial Statements

Note 11. Stockholders’ Equity, continued

As of June 30, 2007, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		Minimum Capital Requirement		Minimum to be well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$20,378	10.5%	$15,531	8.0%	$—	—%
Bank	$21,060	11.0%	$15,381	8.0%	$19,226	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$18,232	9.4%	$7,765	4.0%	$—	—%
Bank	$19,511	10.1%	$7,690	4.0%	$11,536	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$18,232	7.5%	$9,684	4.0%	$—	—%
Bank	$19,511	8.1%	$9,607	4.0%	$12,008	5.0%

June 30, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$19,067	10.4%	$14,610	8.0%	$—	—%
Bank	$20,079	11.1%	$14,459	8.0%	$18,074	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$16,459	9.0%	$7,305	4.0%	$—	—%
Bank	$18,503	10.2%	$7,230	4.0%	$10,845	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$16,459	7.5%	$8,798	4.0%	$—	—%
Bank	$18,503	8.5%	$8,709	4.0%	$10,887	5.0%

Under the conversion regulations the Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank’s equity to be reduced below (1) the amount required for the liquidation account; or (2) the net worth requirements imposed by the OTS.

Notes to Consolidated Financial Statements

Note 12. Employee Pension and Incentive Plans

The Company has profit-sharing plans for the benefit of substantially all employees. Contributions are discretionary and totaled $121,445 and $72,082 for the years ended June 30, 2007 and 2006, respectively.

In addition, the Company has 401(k) retirement plans which contain provisions for specified matching contributions by the Company. The Company funds contributions as they accrue and 401(k) plan expense amounted to $115,983 and $109,354 for the years ended June 30, 2007 and 2006, respectively.

Note 13. Employee Stock Ownership Plan

As part of the reorganization, the Company established an ESOP to benefit substantially all employees. The ESOP purchased 36,942 shares of common stock with the proceeds from a loan from a third party financial institution. The note required annual principal payments of $28,845 plus quarterly interest at the lending institution’s prime rate. The Company made quarterly contributions to the ESOP in amounts sufficient to allow the ESOP to make its scheduled principal and interest payments on the note. The ESOP shares were pledged as collateral for the debt. The debt was repaid in June 2006 and the shares were released from collateral and allocated to active employees. All shares held by the ESOP have been allocated to employees.

At June 30, 2007 and 2006, 36,942 shares held by the ESOP have been released or committed to be released to the plan’s participants for purposes of computing earnings per share. No unallocated shares were held as of June 30, 2007.

In accordance with the ESOP, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of termination. The purchase price of the common stock would be based on the fair market value of the Company’s common stock as of the valuation date. Since the redemption of common stock is outside the control of the Company, the Company’s maximum cash obligation based on the approximate market process of common stock as of the reporting date has been presented outside of stockholders’ equity. The amount presented as redeemable common stock held by the ESOP in the consolidated balance sheet represents the Company’s maximum cash obligation and has been reflected as a reduction of retained earnings. As of June 30, 2007 and 2006, the shares held by the ESOP, fair value and maximum cash obligation were as follows:

	2007	2006
Shares held by the ESOP, net of unallocated or distributed shares	31,450	31,772

Fair value per share	$17.05	$19.00

Maximum cash obligation	$536,222	$603,668

Note 14. Deferred Compensation and Retirement Plan Agreements

The Bank has an unfunded deferred compensation agreement providing retirement, disability, and death benefits for directors. Vested benefits under the agreements are payable in monthly installments over a ten-year period upon the director’s death, disability or retirement. The Bank also has a retirement plan for members of the Board of Directors. The Plan states that outside directors with at least ten years of service will receive an amount equal to their annual retainer for ten years after their retirement from the Board. The liability for the benefits is being accrued over the terms of active service of the directors. The amount charged to expense under these plans amounted to $61,233 and $100,496 for the years ended June 30, 2007 and 2006, respectively. The related liability recorded for these plans was $658,647 and $654,339 for the years ended June 30, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements

Note 14. Deferred Compensation and Retirement Plan Agreements, continued

The Company has entered into a salary continuation agreement with the Chief Financial Officer. Under this agreement, the executive will be paid monthly amounts of $5,532, after retirement for a period of forty-three years. This agreement also provides for benefits upon death, disability, a change of control and early retirement. The amount charged to expense under this plan amounted to $95,205 and $90,720 for the years ended June 30, 2007 and 2006, respectively. The related liability record for this plan was $337,967 and $244,831 for the years ended June 30, 2007 and 2006, respectively.

Note 15. Stock Option Plan

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

At June 30, 2007, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. During the year ended June 30, 2006, 969 options were exercised.

Note 16. Income Tax Matters

Deferred taxes have been provided for certain increases in the Bank’s tax bad debt reserves subsequent to 1987 which are in excess of additions to recorded loan loss allowances. At June 30, 2007, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $870,000, the balance at June 30, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The approximate amount of unrecorded deferred tax liability associated with these historical additions is approximately $340,000. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank’s effective tax rate would increase to the maximum percent under existing law.

The following provides the tax effects of temporary differences that gave rise to significant portions of the net deferred tax asset as of June 30:

	2007	2006
Deferred tax assets
Reserve for loan losses	$632,866	$551,745
Reserve for uncollected interest	10,050	10,184
Deferred compensation	384,235	346,666
Deferred loan fees	101,385	92,871
Other	117,882	48,829
Net unrealized loss on securities available for sale	184,198	10,257

	1,430,616	1,060,552
Less valuation allowance	(9,958)	(10,483)

	1,420,658	1,050,069

Deferred tax liabilities
Depreciation	499,738	426,560
FHLB stock dividends	60,067	60,067
Prepaid expenses	71,397	58,851
Deferred loan fees	417,028	424,899

	1,048,230	970,377

Net deferred tax asset	$372,428	$79,692

Notes to Consolidated Financial Statements

Note 16. Income Tax Matters, continued

During the year ended June 30, 2007, the Company recorded a decrease in the valuation allowance of $525 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The provision for income taxes charged to operations for the years ended June 30, 2007 and 2006 consists of the following:

	2007	2006
Current
Federal	$609,461	$640,094
State	191,054	144,136

Total	800,515	784,230
Deferred
Federal	(108,881)	(110,674)
State	(9,913)	(9,327)

Total	(118,794)	(120,001)

Income tax expense	$681,721	$664,229

A reconciliation of income taxes computed at the statutory federal income tax rate to the income tax provision follows:

	2007		2006
	Amount	Percent	Amount	Percent
Tax at statutory rate	$731,921	34.0%	$572,917	34.0%
State tax, net of federal benefit	119,553	5.6	88,974	5.3
Tax free interest	(194,970)	(9.1)	(11,928)	(0.8)
Nondeductible employee benefits	8,378	0.4	19,910	1.2
Other	16.839	0.8	(5,644)	(0.3)

Total	$681,721	31.7%	$664,229	39.4%

Note 17. Other Noninterest Income and Expense

The major components of other noninterest income for the years ended June 30, 2007 and 2006 are as follows:

	2007	2006
Service charges on deposit accounts	$609,968	$685,792
Cardholder and merchant services income	252,153	182,906
Brokerage fees and commissions	397,780	295,055
Mortgage income	233,942	185,307
Rental income	255,692	126,067
Other	239,847	178,578

Total	$1,989,382	$1,653,705

Notes to Consolidated Financial Statements

Note 17. Other Noninterest Income and Expense, continued

The major components of other noninterest expense for the years ended June 30, 2007 and 2006 are as follows:

	2007	2006
Cleaning, postage and office supplies	$334,160	$324,882
Advertising and promotion	97,208	168,865
Travel, meals, dues and subscriptions	235,856	210,079
Telephone and utilities	251,612	251,902
Training	68,607	41,232
Fees and charges	57,319	64,547
Professional fees and contracted services	416,101	453,920
REO expense	52,220	14,580
Loss on sale of investments	—	4,388
Other	688,693	838,319

Total	$2,201,776	$2,372,714

Note 18. Commitments and Contingencies

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

A summary of the contract amount of the Bank’s exposure to off-statement of financial condition risk, except for undisbursed construction loan funds, is as follows at June 30, 2007:

Notional Amount
Financial instruments whose contract amounts represent credit risk:
Undisbursed home equity lines of credit	$15,541,508
Undisbursed construction lines of credit	6,530,325
Undisbursed consumer lines of credit	4,442,784
Undisbursed commercial lines of credit	5,980,658
Letters of credit	455,200
Commitments outstanding to originate loans	3,849,299

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Home equity lines of credit have variable rates based on the prime rate of interest. Home equity lines are reassessed every five years. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the customer. The collateral held is the underlying real estate. Commercial lines of credit have variable rates tied to prime and are reassessed on an annual basis. Prime at June 30, 2007 was 8.25%.

The Company has entered into operating leases for AF Bank branch locations in Warrensville and Sparta, North Carolina, and also a branch inside Wal-Mart in West Jefferson, North Carolina, and for AF Insurance branches located in Elkin and Wilkesboro, North Carolina. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $142,200 and $152,763 during 2007 and 2006.

Notes to Consolidated Financial Statements

Note 18. Commitments and Contingencies, continued

Future minimum lease payments under noncancelable operating leases as of June 30, 2007 are:

Year Ending June 30:
2008	$104,116
2009	60,900
2010	42,300
2011	18,925
2012	6,000
After 2013	—

Total minimum lease payments	$232,241

Note 19. Dividends Declared

On June 22, 2007, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of July 6, 2007 and payable on July 20, 2007. The dividends declared were accrued and reported in accounts payable and other liabilities in the June 30, 2007 Consolidated Statement of Financial Condition. AsheCo, MHC elected to waive the receipt of dividends declared.

Note 20. Fair Value of Financial Instruments

The following table reflects a comparison of carrying amounts and the fair values of the financial instruments as of June 30, 2007 and 2006:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash
Interest-bearing	$5,162,487	$5,162,487	$2,102,087	$2,102,087
Noninterest-bearing deposits	6,481,962	6,481,962	8,906,573	8,906,573
Investments	17,358,676	17,358,676	3,457,007	3,457,007
Loans receivable, net	193,188,065	193,085,040	193,939,008	193,864,808
Loans held for sale	2,089,000	2,089,000	885,000	885,000
Accrued interest receivable	1,348,229	1,348,229	1,080,470	1,080,470
FHLB stock	1,388,300	1,388,300	1,791,600	1,791,600

Financial liabilities:
Deposits	200,451,324	200,508,974	177,012,652	176,884,893
Borrowings	26,941,970	26,772,223	34,797,685	34,757,368

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

Notes to Consolidated Financial Statements

Note 20. Fair Value of Financial Instruments, continued

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

Notes to Consolidated Financial Statements

Note 21. Holding Company

The following are the condensed financial statements of AF Financial Group as of and for the years ended June 30, 2007 and 2006:

AF Financial Group

Condensed Balance Sheets

June 30, 2007 and 2006

	2007	2006
Assets
Non interest-bearing deposits	$268,388	$434,575
Investment in AF Bank	19,223,833	18,521,301
Investment in AF Insurance Services, Inc.	1,140,935	962,102
Investment in AF Capital Trust I	—	155,000
Investment in Ashe Lane Capital Trust	155,000	—
Deferred income taxes	49,071	51,653
Other assets	232,044	214,384

Total assets	$21,069,271	$20,339,015

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$84,252	$278,731
Short-term borrowings	300,000	300,000
Long-term borrowings	5,155,000	5,155,000

Total liabilities	5,539,252	5,733,731

Redeemable common stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	536,222	603,668

Stockholders equity
Common stock	10,546	10,546
Additional paid-in capital	12,022,869	12,022,869
Retained earnings	3,321,979	2,059,048
Accumulated other comprehensive loss	(286,717)	(15,967)

	15,068,677	14,076,496
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	14,993,797	14,001,616

Total liabilities and stockholders’ equity	$21,069,271	$20,339,015

AF Financial Group

Condensed Statements of Income

Years ended June 30, 2007 and 2006

	2007	2006
Equity in earnings of subsidiaries	$2,024,078	$1,575,301
Interest income	14	51
Income tax credit	284,922	266,778
Professional fees	(28,500)	(68,000)
Interest expense	(396,563)	(525,471)
Early redemption penalty on trust preferred capital securities	(384,375)	—
Other expense	(28,583)	(227,836)

Net income	$1,470,993	$1,020,823

Notes to Consolidated Financial Statements

Note 21. Holding Company, continued

AF Financial Group

Condensed Statements of Cash Flows

Years ended June 30, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net income	$1,470,993	$1,020,823
ESOP expense	—	69,695
Deferred income taxes	2,582	(54,510)
Depreciation and amortization	—	168,944
Change in assets and liabilities:
Equity in earnings of subsidiaries	(2,024,078)	(1,575,301)
(Increase) decrease in other assets	(18,689)	96,600
Decrease in accounts payable and other liabilities	(194,479)	(3,988)

Net cash used in operating activities	(763,671)	(277,737)

Cash Flows from Investing Activities:
Dividends received from subsidiaries	700,000	750,000

Net cash provided by investing activities	700,000	750,000

Cash Flows from Financing Activities:
Long-term borrowings (repayments), net	—	(33,420)
Net proceeds from common stock issued	—	17,927
Tax benefit from exercise of stock option	—	1,027
Cash dividends paid	(102,516)	(103,285)

Net cash provided used in financing activities	(102,516)	(117,751)

Net increase (decrease) in cash	(166,187)	354,512
Cash, beginning	434,575	80,063

Cash, ending	$268,388	$434,575

Notes to Consolidated Financial Statements

Note 22. Segment Reporting

The Company had additional reportable segments: AF Bank and AF Insurance Services, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the year ended June 30, 2007 and June 30, 2006 is as follows (dollars in thousands):

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
June 30, 2007
Interest income	$—	$15,852	$—	$(6)	$15,846
Interest expense	781	7,463	44	(6)	8,282

Net interest income	(781)	8,389	(44)	—	7,564
Provision for loan losses	—	259	—	—	259

Net interest income after provision	(781)	8,130	(44)	—	7,305
Non-interest income	—	2,103	2,812	(173)	4,742
Non-interest expense	57	7,770	2,240	(173)	9,894

Income (loss) before income taxes	(838)	2,463	528	—	2,153
Income taxes	(285)	744	223	—	682

Net income (loss)	$(553)	$1,719	$305	$—	$1,471

Assets	$473	$243,434	$2,279	$(907)	$245,279

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
June 30, 2006
Interest income	$—	$13,682	$—	$(6)	$13,676
Interest expense	525	5,234	55	(6)	5,808

Net interest income	(525)	8,448	(55)	—	7,868
Provision for loan losses	—	265	—	—	265

Net interest income after provision	(525)	8,183	(55)	—	7,603
Non-interest income	—	1,765	2,820	(163)	4,422
Non-interest expense	296	7,914	2,293	(163)	10,340

Income (loss) before income taxes	(821)	2,034	472	—	1,685
Income taxes	(267)	760	171	—	664

Net income (loss)	$(554)	$1,274	$301	$—	$1,021

Assets	$642	$227,395	$2,244	$(926)	$229,355

Notes to Consolidated Financial Statements

Note 23. Subsequent Event

The Company participated in a $5,000,000 subordinated debt floating rate security transaction on July 3, 2007. The subordinated debt has floating rate of LIBOR plus 1.72% and matures on September 6, 2017. The debt will be recorded as a liability in the Company’s consolidated financial statements. The Company infused the $5,000,000 proceeds into the Bank, where it will be added to Tier 1 capital for regulatory reporting purposes.

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

The information required by this Item regarding (i) directors of the Company is set forth under the section captioned “Proposal 1 – Election of Directors”; (ii) Company executive officers is set forth under the section “Proposal 1 – Election of Directors – Executive Officers”; (iii) Section 16(a) compliance is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2007, all of which are incorporated herein by this reference.

The Company has adopted a written Code of Ethics for its principal executive officer and senior financial officer as required by Sarbanes-Oxley and applicable SEC Rules. A copy of our Code of Ethics policy is available on our website at www.afgrp.com.

ITEM 10.	EXECUTIVE COMPENSATION

The information requested by this Item is set forth under the section captioned “Proposal 1 – Election of Directors – Directors’ Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2007 both of which are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Security Ownership – Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2007.

The following table sets forth the aggregate information with respect to the Company’s equity compensation plans as in effect as of June 30, 2007.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,604	$18.50	—

Equity compensation plans not approved by security holders	—	—	—

Total	13,604	$18.50	—

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors – Transactions with Certain Related Persons” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2007.

ITEM 13.	EXHIBITS

(a)	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8-A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

4.2	Indenture dated July 16, 2001 by and between AF Bankshares, Inc. and The Bank of New York (Incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-KSB, as filed with the SEC on September 29, 2003 (the “2003 Form 10-KSB”)).

4.3	Guarantee Agreement of AF Bankshares, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 4.3 of the 2003 Form 10-KSB).

10.1	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.2	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.3	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.4	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.5	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.6	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

11.0	See Note 1 to the Consolidated Financial Statements included in this Form 10-KSB.

10.7	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the principal accountant fees and services is incorporated herein by reference to the section captioned “Proposal 1 – Election of Directors – Principal Accountant Fees and Services” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 2007.

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AF Financial Group
(Registrant)
Date: September 26, 2007
	By:	/s/ Robert E. Washburn
Robert E. Washburn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Robert E. Washburn	September 26, 2007
Robert E. Washburn
President, Chief Executive Officer and Director

/s/ Wayne R. Burgess	September 26, 2007
Wayne R. Burgess - Director

/s/ Jan R. Caddell	September 26, 2007
Jan R. Caddell - Director

/s/ Kenneth R. Greene	September 26, 2007
Kenneth R. Greene - Director

/s/ Claudia L. Kelley	September 26, 2007
Claudia L. Kelley - Director

/s/ Donald R. Moore	September 26, 2007
Donald R. Moore - Director

/s/ Karen P. Powell	September 26, 2007
Karen P. Powell - Director

/s/ Jimmy D. Reeves	September 26, 2007
Jimmy D. Reeves - Director

/s/ Jerry L. Roten	September 26, 2007
Jerry L. Roten - Director

/s/ Michael M. Sherman	September 26, 2007
Michael M. Sherman - Director