Form 10QSB
period 2007-09-30
AF FINANCIAL GROUP
filed 2007-11-14
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

Condensed Consolidated Statements of Financial Condition

As of September 30, 2007 and June 30, 2007

	September 30, 2007	June 30, 2007
	(Unaudited)	*
Assets
Cash and cash equivalents:
Interest-bearing deposits	$932,811	$5,162,487
Noninterest-bearing deposits	8,470,400	6,481,962
Securities available for sale	24,373,092	17,358,676
Federal Home Loan Bank stock	1,883,300	1,388,300

Loans	203,562,490	194,829,571
Less allowance for loan losses	(1,739,621)	(1,641,506)

Loans receivable, net	201,822,869	193,188,065
Loans held for sale	1,112,850	2,089,000
Real estate owned	1,318,000	2,226,611
Office properties and equipment, net	12,347,197	12,524,161
Accrued interest receivable on loans	1,252,961	1,088,188
Accrued interest receivable on investment securities	230,166	260,041
Prepaid expenses and other assets	1,917,959	1,542,314
Deferred income taxes, net	406,153	372,428
Goodwill	1,596,446	1,596,446

Total assets	$257,664,204	$245,278,679

Liabilities and Stockholders' Equity

Liabilities:
Savings deposits	$196,038,850	$200,451,324
Short-term borrowings	11,531,111	531,111
Long-term borrowings	31,354,529	26,410,859
Accounts payable and other liabilities	2,716,816	2,355,366

Total liabilities	241,641,306	229,748,660

Commitments and contingencies

Redeemable Common Stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	566,100	536,222

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 shares issued and 1,050,804 shares outstanding at September 30, 2007 and June 30, 2007	10,546	10,546
Additional paid-in capital	4,743,174	4,743,174
Retained earnings, substantially restricted	11,117,170	10,601,674
Accumulated other comprehensive loss	(339,212)	(286,717)

	15,531,678	15,068,677
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	15,456,798	14,993,797

Total liabilities and stockholders’ equity	$257,664,204	$245,278,679

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2007 has been derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements	1

Condensed Consolidated Statements of Income

For the Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,
	2007	2006
Interest and dividend income:
Loans	$3,881,037	$3,681,179
Investment securities:
Taxable securities	45,709	58,647
Non-taxable securities	186,174	26,674
Interest-bearing deposits	55,465	36,856

Total interest and dividend income	4,168,385	3,803,356

Interest expense:
Savings deposits	1,666,225	1,255,631
Short-term borrowings	37,035	80,962
Long-term borrowings	458,064	424,202
Early redemption penalty on trust preferred capital securities	—	384,375

Total interest expense	2,161,324	2,145,170

Net interest income	2,007,061	1,658,186
Provision for loan losses:	144,000	28,500

Net interest income after provision for loan losses	1,863,061	1,629,686

Noninterest income:
Insurance commissions	674,920	656,394
Investment commissions	197,222	73,885
Other	409,296	376,745

Total noninterest income	1,281,438	1,107,024

Noninterest expense:
Compensation and employee benefits	1,632,830	1,445,139
Occupancy and equipment	300,035	319,797
Computer processing charges	120,048	120,782
Gain on sale of REO	(288,989)	—
Other	528,509	466,777

Total noninterest expense	2,292,433	2,352,495

Income before income taxes	852,066	384,215
Income taxes:	281,062	186,514

Net income	$571,004	$197,701

Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(52,495)	(29,220)

Comprehensive income	$518,509	$168,481

Basic earnings per share	$0.54	$0.19

Diluted earnings per share	$0.54	$0.19

Basic weighted average shares outstanding	1,050,804	1,050,804

Diluted weighted average shares outstanding	1,050,804	1,051,065

Cash dividends declared per share	$0.05	$0.05

See Notes to Consolidated Financial Statements	2

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$571,004	$197,701
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	144,000	28,500
Depreciation and amortization	258,891	266,005
Loss on disposal of fixed assets	28	65
Gain on loans held for sale	(8,987)	(7,468)
Proceeds from loans held for sale	5,522,937	4,796,228
Origination of loans held for sale	(4,537,800)	(4,457,760)
Amortization of deferred loan fees	(29,776)	(41,022)
Gain on sale of REO	(288,989)	—
Change in operating assets and liabilities:
Accrued interest receivable	(134,898)	(168,111)
Accrued interest payable	70,109	(146,506)
Prepaid expenses and other assets	(405,253)	(121,672)
Accounts payable and other liabilities	230,441	(563,823)

Net cash provided (used) by operating activities	1,391,707	(217,863)

Cash flows from investing activities
Increase in Federal Home Loan Bank stock	(495,000)	(382,500)
Purchases of securities available for sale	(7,148,428)	(13,096,093)
Proceeds from principal repayment and maturities of securities available for sale	46,555	58,160
Net originations of loans receivable	(8,749,028)	(937,218)
Proceeds from sale of REO	1,197,600	—
Purchases of office properties and equipment	(51,110)	(15,600)

Net cash used in investing activities	(15,199,411)	(14,373,251)

Cash flows from financing activities
Net increase (decrease) in savings deposits	(4,351,574)	5,363,605
Short-term borrowings (repayments), net	11,000,000	9,999,398
Long-term borrowings (repayments), net	4,943,670	(52,737)
Dividends paid	(25,630)	(25,821)

Net cash provided by financing activities	11,566,466	15,284,445

Net increase (decrease) in cash and cash equivalents	(2,241,238)	693,331
Cash and cash equivalents:
Beginning	11,644,449	11,008,660

Ending	$9,403,211	$11,701,991

See Notes to Consolidated Financial Statements	3

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2008.

The Company’s accounting policies are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2007 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007. This quarterly report should be read in conjunction with such annual report.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended September 30,
	2007	2006
Weighted average shares outstanding	1,050,804	1,050,804
Potentially dilutive effect of stock options	—	261

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,050,804	1,051,065

Note 4. Dividends Declared

On September 21, 2007, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of October 5, 2007 and payable on October 19, 2007. The dividends declared were accrued and reported in accounts payable and other liabilities in the September 30, 2007 Condensed Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2007	$10,546	$4,743,174	$10,601,674	$(286,717)	$(74,880)	$14,993,797

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(29,878)	—	—	(29,878)
Cash dividend, $.05 per share	—	(25,630)	—	—	(25,630)
Net income	—	—	571,004	—	—	571,004
Unrealized holding loss arising during period, net of tax benefit of $ 33,725	—	—	—	(52,495)	—	(52,495)

Balance, September 30, 2007	$10,546	$4,743,174	$11,117,170	$(339,212)	$(74,880)	$15,456,798

Note 6. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At September 30, 2007 and 2006, 13,604 options have been granted at an exercise price of $18.50, of which 13,604 options are fully vested and therefore currently exercisable. No changes in the Company’s stock options occurred during the three months ended September 30, 2007 and 2006.

Note 7. Subordinated Debt

The Company participated in a $5,000,000 subordinated debt floating rate security transaction on July 3, 2007. The subordinated debt has floating rate of LIBOR plus 1.72% and matures on September 6, 2017. The debt has been recorded as a liability in the Company’s consolidated financial statements. The Company infused the $5,000,000 proceeds into the Bank, where it will be added to Tier 1 capital for regulatory reporting purposes.

Note 8. Impaired Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SAFS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”, requires that the Company establish specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to $1,146,825 and $2,824,538 at September 30, 2007 and September 30, 2006, respectively. In addition, management determined that two loans totaling $31,535 at September 30, 2007 that were not 90 days or more delinquent were impaired. Management performed an impairment analysis on the impaired loans and has determined that although these loans at September 30, 2007 are primarily collateral dependent, the carrying value of the loans is in excess of the underlying collateral value. As a result, the Company has determined that a specific allowance of $297,554 is required as of September 30, 2007. Management determined that a specific allowance was not required as of September 30, 2006. The Company established reserves for uncollectible interest totaling $87,937 and $30,076 at September 30, 2007 and 2006, respectively.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $141,599 and $101,298 during the three months ended September 30, 2007 and 2006, respectively. Interest income actually recognized on a cash basis on impaired loans during the quarters ended September 30, 2007 and 2006 was $782 and $3,694, respectively.

Note 9. Segment Reporting

The Company has additional reportable segments: AF Bank and AF Insurance Services, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended September 30, 2007 and 2006 is as follows (dollars in thousands):

Note 9. Segment Reporting, continued

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter-segment Elimination	Consolidated Totals
Three Months Ended September 30, 2007

Interest income	$—	$4,169	$—	$(1)	$4,168
Interest expense	180	1,973	9	(1)	2,161

Net interest income	(180)	2,196	(9)	—	2,007
Provision for loan losses	—	144	—	—	144

Net interest income after provision	(180)	2,052	(9)	—	1,863
Non-interest income	—	930	709	(69)	1,570
Non-interest expense	9	2,038	603	(69)	2,581

Income (loss) before income taxes	(189)	944	97	—	852
Income taxes	(62)	305	38	—	281

Net income (loss)	$(127)	$639	$59	$—	$571

Assets	$341	$255,678	$2,289	$(644)	$257,664

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter-segment Elimination	Consolidated Totals
Three Months Ended September 30, 2006

Interest income	$—	$3,804	$—	$(1)	$3,803
Interest expense	507	1,627	12	(1)	2,145

Net interest income	(507)	2,177	(12)	—	1,658
Provision for loan losses	—	28	—	—	28

Net interest income after provision	(507)	2,149	(12)	—	1,630
Non-interest income	—	488	674	(55)	1,107
Non-interest expense	17	1,856	534	(55)	2,352

Income (loss) before income taxes	(524)	781	128	—	385
Income taxes	(167)	304	50	—	187

Net income (loss)	$(357)	$477	$78	$—	$198

Assets	$402	$242,312	$2,163	$(692)	$244,185

Note 10. Reclassifications

Certain amounts in the September 2006 financial statements have been reclassified to conform to the September 2007 presentation. The reclassification had no effect on net income or stockholders’ equity, as previously reported.

Item 2.	Management’s Discussion and Analysis

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Company, that are subject to various factors which could cause actual results to differ materially from the estimates. These factors include: changes in national and regional economic conditions, as well as market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments; our ability to offer new products and increase lower cost core deposits; and depositor and borrower preferences. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein.

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

During the fourth quarter of the 2005 fiscal year, AF Financial Group dissolved its broker/dealer subsidiary, AF Brokerage, Inc. We continue to offer the same level of service through a third party relationship that AF Bank has entered into with LaSalle Street Securities. This structure allows us to offer a full array of investment products, including fixed-rate and variable annuities and mutual funds while reducing expenses associated with maintaining an independent broker/dealer registration. This third party relationship operates as a division of AF Bank under the name AF Investments.

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

One initiative that management and the board of directors believe is a focal point of our continued success is developing methods and products that better serve our customers so that we can maintain a loyal customer base. To accomplish this we are continuing to develop products and services that help create a unique financial experience to make banking easier and more convenient for our customers. Below are just a few of the changes that we implemented that we believe will provide our customers with a more convenient and enjoyable financial services experience.

•	Renovated the downtown West Jefferson branch;

•	Began offering remote capture for business customers;

•	Redesigned online banking and online bill pay;

•	Began offering online account statements; and

•	Established same day banking at all of our branches.

Even more changes will be implemented in fiscal year 2008. We are excited about these changes and will continue to look for ways to provide unique and convenient financial services to our customers and potential customers.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 79.0% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio. At September 30, 2007, we had approximately $66.4 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products allows us to increase our net interest margin. However, we believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate adjustments.

Net income increased $373,303 to $571,004 for the three months ended September 30, 2007 from $197,701 for the three months ended September 30, 2006. The changes in net income during the three-month period were primarily attributable to a decrease in the early redemption penalty on trust preferred capital securities and the gain on sale of REO partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

Critical Accounting Policies and Estimates

The notes to our audited consolidated financial statements for the year ended June 30, 2007 included in the AF Financial Group 2007 Annual Report on Form 10-KSB contain a summary of our significant accounting policies. We believe that our policies with respect to the methodology for our determination of the allowance for loan losses, the fair value of mortgage servicing assets and asset impairment judgments, including the recoverability of goodwill, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain conditions and circumstances. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors. We consider the following accounting policies to be most critical in their potential effect on our financial position or results of operations:

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

All loans not considered impaired are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, all loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

The allowance percentage requirement changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge offs and recoveries; changes in the amounts of loans outstanding; and economic factors in market area.

Although we believe that we have established and maintained the ALL at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. We will continue to monitor and modify our ALL as conditions dictate.

Mortgage Servicing Assets

Mortgage servicing assets represent the present value of the future net servicing fees from servicing mortgage loans sold to the secondary market. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of mortgage servicing assets, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace that influence the speed of mortgage loan prepayments. During periods of declining interest rates, the value of mortgage servicing assets generally declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. We amortize mortgage servicing assets over the estimated period that servicing income is expected to be received based on estimates of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections. The servicing assets are assessed for impairment quarterly based on their fair value. The Company recognized no impairment during the quarter ended September 30, 2007.

Goodwill

We evaluate the carrying value of goodwill annually by comparing the fair value of each reporting segment to the respective total equity at that level. Impairment would then be determined if the equity exceeds the fair value of the reporting unit. This evaluation is subjective as it requires material estimates that may be susceptible to significant change. Goodwill is recorded in our reportable segment, AF Insurance Services, Inc.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007:

Total assets increased by $12.4 million, or 5.1%, to $257.7 million at September 30, 2007 from $245.3 million at June 30, 2007. The increase in assets was primarily the result of an increase of $8.6 million, or 4.5%, in net loans and an increase of $7.0 million, or 40.4%, in securities available for sale.

Securities available for sale increased $7.0 million, or 40.4%, to $24.4 million at September 30, 2007 from $17.4 million at June 30, 2007. This increase was due to the purchase of investments totaling $7.1 million partially offset by the $46,555 proceeds received from principal payments on mortgage backed securities and the $86,220 decrease in market value. The investments purchased were investment grade municipal bonds. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes. Management decided to purchase the municipal bonds due to the interest rate spread available on the bonds versus the current and predicted cost of funds. At September 30, 2007, our investment portfolio had $557,135 in net unrealized losses as compared to net unrealized losses of $470,915 at June 30, 2007.

Net loans increased $8.6 million, or 4.5%, to $201.8 million at September 30, 2007 from $193.2 million at June 30, 2007. The increase in net loans receivable is primarily due to the increase in mortgage loans during the three months ended September 30, 2007. Mortgage loans increased $7.2 million from $157.3 million at June 30, 2007 to $164.4 million at September 30, 2007. As part of our interest rate risk management strategy we do not keep long term fixed rate loans in our portfolio. The mortgage loans that we keep are primarily loans that permit us to re-price the loan at an interval of ten years or less. The increase in mortgage loans is the result of expanding relationships with existing customers and the strong second home market in the areas that we operate.

The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At September 30, 2007		At June 30, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$98,998	49.05%	$93,771	48.54%
Multi-family	3,223	1.60%	3,279	1.70%
Non-residential	24,427	12.10%	25,233	13.06%
Land	22,845	11.32%	21,779	11.27%
Construction	14,934	7.40%	13,190	6.83%

Total mortgage loans	$164,427	81.47%	$157,252	81.40%

Other loans:
Commercial	$28,975	14.35%	$26,848	13.90%
Consumer loans	10,448	5.18%	10,993	5.69%

Total other loans	$39,423	19.53%	$37,841	19.59%

Gross loans	$203,850	101.00%	$195,093	100.99%

Less:
Unearned discounts and net deferred loan fees	$287	0.14%	$263	0.14%
Allowance for loan losses	1,740	0.86%	1,642	0.85%

	2,027	1.00%	1,905	0.99%

Loans, net	$201,823	100.00%	$193,188	100.00%

Real estate owned decreased by $908,611 at June 30, 2007 to $1.3 million at June 30, 2007. The decrease is the result of the Bank selling a commercial property held as real estate owed during the three months ended September 30, 2007, resulting in a gain of $288,989. The remaining real estate owned represents property from one lending relationship. The loans are recorded in real estate owned at the quick sale appraised value as of September 30, 2007.

Savings deposits decreased by $4.4 million, or 2.2%, from $200.5 million at June 30, 2007 to $196.0 million at September 30, 2007. We believe that the decrease in deposits is attributable to normal fluctuations in our commercial checking accounts.

Short-term borrowings increased $11.0 million to $11.5 million at September 30, 2007 from $531,111 at June 30, 2007. Long-term borrowings increased $4.9 million, or 18.7%, to $31.4 million at September 30, 2007 from $26.4 million at June 30, 2007. The increase in short-term borrowings was due to the Company obtaining short term FHLB advances to fund the $8.6 million increase in net loans and to offset the $4.4 million decrease in savings deposits. The increase in long-term borrowings is the result of the subordinated debt issue that the Company participated in during the quarter ended September 30, 2007. The proceeds from this issuance were infused into the Bank where it was added to Tier 1 capital for regulatory reporting purposes.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more, decreased to $1,416,825, or 0.55% of total assets, at September 30, 2007 compared to $2,824,538, or 1.2% of total assets, at September 30, 2006. The decrease in the level of non-performing loans is primarily due to one nonresidential mortgage lending relationship that was over 90 days delinquent as of September 30, 2006 that was moved to real estate owned during the quarter ended March 31, 2007. The Bank recognized total charge-offs of $47,123 during the three months ended September 30, 2007 compared to total charge-offs of $15,089 during the three months ended September 30, 2006. Total recoveries decreased to $1,238 for the three months ended September 30, 2007 from $9,568 for the three months ended September 30, 2006. The Bank recognized net charge-offs of approximately $45,885 during the three months ended September 30, 2007 compared to net charge-offs of $5,521 for the three months ended September 30, 2006.

The ALL to total non-performing assets totaled 70.58% at September 30, 2007 compared to 56.62% at June 30, 2007. The ALL to total non-performing loans totaled 151.69% at September 30, 2007 compared to 239.30% at June 30, 2007. The decrease in the ALL to total non-performing loan percentages was primarily attributable to an increase in the level of non performing assets during the three months ended September 30, 2007 partially offset by the decrease in REO during the same time period. Non-performing loans totaled $690,141 at June 30, 2007 compared to $1,146,824 at September 30, 2007. Real estate owned totaled $1.3 million at September 30, 2007 compared to $2.2 million at June 30, 2007. Due to the increase in non-performing assets and the change in the mix of loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $144,000 provision to the ALL during the three month period ended September 30, 2007. The ALL to total loans totaled 0.85% at September 30, 2007 and June 30, 2007.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
	(Dollars in thousands)
Balance at beginning of year	$1,642	$1,568
Provision for loan losses	144	29

Charge-offs:
One- to four-family residential	—	—
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	(47)	(15)

Total charge-offs	(47)	(15)

Recoveries:
One- to four-family residential	—	—
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	—	—
Consumer loans	1	9

Total recoveries	1	9

Balance at end of period	$1,740	$1,591

	At September 30, 2007	At June 30, 2007
Total loans outstanding	$203,850	$195,093

Allowance for loan losses	$1,740	$1,642

Allowance for loan losses to total loans at end of period	0.85%	0.85%

Allowance for loan losses to total non-performing assets at end of period	70.58%	56.62%

Allowance for loan losses to total non-performing loans at end of period	151.69%	239.30%

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006:

Net income for the three-month period ended September 30, 2007 increased $373,303 to $571,004 compared to net income of $197,701 during the same period in 2006. The increase in net income during the three-month period was primarily attributable to a decrease in the early redemption penalty on trust preferred capital securities and the gain on sale of REO partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

Interest Income. Interest income increased by $365,029, or 9.6%, from $3,803,356 for the three-month period ended September 30, 2006 to $4,168,385 for the three-month period ended September 30, 2007. Interest income from loans increased $199,858, or 5.4%, from $3,681,179 for the three-month period ended September 30, 2006 to $3,881,037 for the three-month period ended September 30, 2007. The increases in interest income from loans for the three-month period were attributable to an increase in the outstanding loan balances. Total loans increased $8.6 million from $193.2 million at September 30, 2006 to $201.8 million at September 30, 2007.

Interest income from investment securities increased $146,562, or 171.8%, from $85,321 for the three-month period ended September 30, 2006 to $231,883 for the three-month period ended September 30, 2007. The increases in interest income from investment securities for the three-month period were attributable to the purchase of $7.1 million of mutual bonds during the three-month period ended September 30, 2007.

Interest Expense. Interest expense increased by $16,154, or 0.8%, to $2,161,324 for the three-month period ended September 30, 2007 from $2,145,170 for the three months ended September 30, 2006. The increase in interest expense for the three-month period ended September 30, 2007 is primarily due to an increase in interest expense on savings deposits partially offset by the decrease in early redemption penalty on trust preferred capital securities.

Interest expense on savings deposits increased $410,594 from $1,255,631 for the three months ended September 30, 2006 to $1,666,225 for the three months ended September 30, 2007. The increase was primarily attributable to an increase of the weighted average rate paid on deposits. The weighted average rate paid on savings deposits increased .36% from 3.01% at September 30, 2006 to 3.37% at September 30, 2007.

During the three-month period ended September 30, 2006, the Company paid off a $5.0 million 10.25% fixed-rate trust preferred capital securities issuance and paid a $384,375 early redemption penalty. This penalty was expensed during the three months ended September 30, 2006. We did not have a similar expense during the three months ended September 30, 2007.

Net Interest Income. Net interest income increased by $348,875, or 21.0%, from $1,658,186 for the three- month period ended September 30, 2006 to $2,007,061 for the three-month period ended September 30, 2007. The increase in net interest income during the three-month period ended September 30, 2007 is the result of the increase in outstanding loan balances and the reduction of the early redemption penalty on trust preferred capital securities partially offset by an increase in interest expense. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge-offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the three months ended September 30, 2007.

All loans not considered impaired in the portfolio are assigned an allowance percentage requirement based on the type of underlying collateral and payment terms. Furthermore, all loans are evaluated individually and are assigned a credit grade using such factors as the borrower’s cash flow, the value of the collateral and the strength of any guarantee. Loans identified as having weaknesses, or adverse credit grades, are assigned a higher allowance percentage requirement than loans where no weaknesses are identified. We routinely monitor our loan portfolio to determine if a loan is deteriorating, therefore requiring a higher allowance requirement. Factors we consider are payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Although we believe that we have established and maintained the ALL at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

We made a $144,000 provision to the ALL during the three-month period ended September 30, 2007, compared to a provision for loan losses of $28,500 made during the three-month period ended September 30, 2006. During the three-month period ended September 30, 2007, we had net charge-offs of $45,885. We made additional provisions to the ALL during the three-month period ended September 30, 2007 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At September 30, 2007, our level of ALL amounted to $1,739,621, or 0.85% of total loans, as compared to $1,641,506 of ALL, or 0.85% of total loans at June 30, 2007, which we believe is adequate to absorb any probable losses inherent in our loan portfolio.

Noninterest Income. Noninterest income increased by $174,414, or 15.8%, from $1,107,024 for the three- month period ended September 30, 2006 to $1,281,438 for the three months ended September 30, 2007. The increases in noninterest income during the three-month period ended September 30, 2007 were primarily attributable to increases in commission income from noninsured investment sales The increase in commission income from investments is due to a sales focus on larger markets where we have a banking presence.

Non-Interest Expense. Non-interest expense decreased by $60,062, or 2.6%, from $2,352,495 for the three months ended September 30, 2006 to $2,292,433 for the three months ended September 30, 2007. The decrease in non-interest expense for the three-month period ended September 30, 2007 is primarily attributable to a gain on sale of REO partially offset by an increase in compensation and employee benefits. The increase in the gain on sale of REO is due to a gain of $288,989 recognized on the sale of one commercial property that was sold during the quarter ended September 30, 2007. Compensation and employee benefits increased $187,691, or 13.0%, from $1,445,139 for the three months ended September 30, 2006 to $1,632,830 for the three months ended September 30, 2007. Compensation and employee benefits increased due to the compensation paid to commissioned noninsured investment and insurance salespeople. As commission income increases, compensation and employee benefits will also increase due to the commission pay structure of our insurance and investment salespeople.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three-months ended September 30, 2007 and 2006. The income tax expense was $281,062 for the three months ended September 30, 2007 compared to the income tax expense of $186,514 for the three months ended September 30, 2006. The effective tax rate for the three-months ended September 30, 2006 was higher than statutory tax rates, resulting primarily from the fact that North Carolina corporations may not file consolidated income tax returns. This has the effect of taxing all income in a particular member of a consolidated group without permitting an offsetting benefit for losses incurred in another member of the same group, creating a higher than expected “overall” state income tax expense. The effective tax rate for the three-month period ended September 30, 2007 were lower then the effective tax rate for the three-month period ended September 30, 2006 due to the purchase of $7.1 million in municipal bonds during the three-

month period ended September 30, 2007. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes thus reducing the overall effective tax rate.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At September 30, 2007, we had borrowings of $32.0 million from the FHLB with $11.0 million included in short-term borrowings and $21.0 million included in long-term borrowings. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $108.1 million at September 30, 2007. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of September 30, 2007, cash and cash equivalents, a significant source of liquidity, totaled $9.4 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

New Accounting Pronouncements:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We adopted SFAS No. 156 during the quarter ended September 30, 2007 and SFAS No. 156 did not have a material impact on our financial position, results of operations and cash flows.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 during the quarter ended September 30, 2007. FIN 48 did not have a material impact on our financial statements.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits
2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8- A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8- A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

10.1	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.2	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.3	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.4	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.5	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.6	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.7	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

11.0	See Note 1 to the Consolidated Financial Statements included in the 2007 Form 10-KSB.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated: November 14, 2007	By:	/s/ Melanie P. Miller
Melanie P. Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer