Form 10QSB
period 2007-12-31
AF FINANCIAL GROUP
filed 2008-02-13
CIK 1064025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008 there were 1,050,804 shares of the registrant’s common stock outstanding, $.01 par value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AF FINANCIAL GROUP

Condensed Consolidated Statements of Financial Condition

As of December 31, 2007 and June 30, 2007

	December 31, 2007	June 30, 2007
	(Unaudited)	*
Assets
Cash and cash equivalents:
Interest-bearing deposits	$500,533	$5,162,487
Noninterest-bearing deposits	7,270,897	6,481,962
Securities available for sale	23,842,948	17,358,676
Federal Home Loan Bank stock	2,198,300	1,388,300

Loans	215,006,324	194,829,571
Less allowance for loan losses	(1,653,849)	(1,641,506)

Loans receivable, net	213,352,475	193,188,065
Loans held for sale	981,610	2,089,000
Real estate owned	1,610,000	2,226,611
Office properties and equipment, net	12,232,383	12,524,161
Accrued interest receivable on loans	1,263,398	1,088,188
Accrued interest receivable on investment securities	322,422	260,041
Prepaid expenses and other assets	1,688,685	1,542,314
Deferred income taxes, net	278,119	372,428
Goodwill	1,576,446	1,596,446

Total assets	$267,118,216	$245,278,679

Liabilities and Stockholders’ Equity

Liabilities:
Savings deposits	$198,615,794	$200,451,324
Short-term borrowings	13,531,111	531,111
Long-term borrowings	36,297,108	26,410,859
Accounts payable and other liabilities	2,129,715	2,355,366

Total liabilities	250,573,728	229,748,660

Commitments and contingencies

Redeemable Common Stock held by the Employee Stock Ownership Plan (ESOP), net of unearned ESOP shares	566,100	536,222

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 5,000,000 shares; 1,054,644 shares issued and 1,050,804 shares outstanding at December 31, 2007 and June 30, 2007	10,546	10,546
Additional paid-in capital	4,743,174	4,743,174
Retained earnings, substantially restricted	11,439,466	10,601,674
Accumulated other comprehensive loss	(139,918)	(286,717)

	16,053,268	15,068,677
Less cost of 3,840 shares of treasury stock	(74,880)	(74,880)

Total stockholders’ equity	15,978,388	14,993,797

Total liabilities and stockholders’ equity	$267,118,216	$245,278,679

*	The Condensed Consolidated Statement of Financial Condition as of June 30, 2007 has been derived from audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2007 and 2006

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$3,996,871	$3,724,496	$7,877,908	$7,405,675
Investment securities:
Taxable securities	71,052	78,265	116,761	136,912
Non-taxable securities	236,841	150,871	423,015	177,545
Interest-bearing deposits	30,307	40,652	85,772	77,508

Total interest and dividend income	4,335,071	3,994,284	8,503,456	7,797,640

Interest expense:
Savings deposits	1,678,653	1,506,946	3,344,878	2,762,577
Short-term borrowings	120,783	110,100	157,818	191,062
Long-term borrowings	488,743	445,091	946,807	869,293
Early redemption penalty on trust preferred capital securities	—	—	—	384,375

Total interest expense	2,288,179	2,062,137	4,449,503	4,207,307

Net interest income	2,046,892	1,932,147	4,053,953	3,590,333
Provision for loan losses:	134,000	216,000	278,000	244,500

Net interest income after provision for loan losses	1,912,892	1,716,147	3,775,953	3,345,833

Noninterest income:
Insurance commissions	672,110	612,226	1,347,030	1,268,620
Investment commissions	72,505	156,675	269,727	230,560
Other	397,509	356,271	806,805	733,016

Total noninterest income	1,142,124	1,125,172	2,423,562	2,232,196

Noninterest expense:
Compensation and employee benefits	1,617,837	1,463,007	3,250,667	2,908,146
Occupancy and equipment	292,997	326,551	593,032	646,348
Computer processing charges	133,022	102,819	253,070	223,601
Gain on sale of REO	—	—	(288,989)	—
Other	538,607	561,766	1,067,116	1,028,543

Total noninterest expense	2,582,463	2,454,143	4,874,896	4,806,638

Income before income taxes	472,553	387,176	1,324,619	771,391
Income taxes:	124,628	127,181	405,690	313,695

Net income	$347,925	$259,995	$918,929	$457,696

Other comprehensive gain, net of tax:
Unrealized gain on securities, net of tax	199,294	46,564	146,799	17,344

Comprehensive income	$547,219	$306,559	$1,065,728	$475,040

Basic earnings per share	$0.33	$0.25	$0.87	$0.44

Diluted earnings per share	$0.33	$0.25	$0.87	$0.44

Basic weighted average shares outstanding	1,050,804	1,050,804	1,050,804	1,050,804

Diluted weighted average shares outstanding	1,050,804	1,052,033	1,050,804	1,051,567

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended December 31, 2007 and 2006

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$918,929	$457,696
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	278,000	244,500
Depreciation and amortization	511,958	541,291
Loss on disposal of fixed assets	2,164	14,012
Gain on loans held for sale	(11,941)	(20,085)
Proceeds from loans held for sale	9,057,341	7,392,045
Origination of loans held for sale	(7,938,010)	(8,518,560)
Amortization of deferred loan fees	(65,275)	(68,743)
Gain on sale of REO	(288,989)	—
Change in operating assets and liabilities:
Accrued interest receivable	(237,591)	(304,077)
Accrued interest payable	61,425	43,162
Prepaid expenses and other assets	(205,305)	127,634
Accounts payable and other liabilities	(367,659)	(919,090)

Net cash provided (used) by operating activities	1,715,047	(1,010,215)

Cash flows from investing activities
Increase in Federal Home Loan Bank stock	(810,000)	—
Purchases of securities available for sale	(7,148,428)	(14,565,602)
Proceeds from principal repayment and maturities of securities available for sale	902,283	124,600
Recovery in insurance agency assets	20,000	—
Net originations of loans receivable	(20,669,135)	(4,380,731)
Proceeds from sale of REO	1,197,600	—
Purchases of office properties and equipment	(160,429)	(309,827)

Net cash used in investing activities	(26,668,109)	(19,131,560)

Cash flows from financing activities
Net increase (decrease) in savings deposits	(1,754,947)	19,625,593
Short-term borrowings (repayments), net	13,000,000	(501,217)
Long-term borrowings (repayments), net	9,886,249	(106,379)
Dividends paid	(51,259)	(51,258)

Net cash provided by financing activities	21,080,043	18,966,739

Net decrease in cash and cash equivalents	(3,873,019)	(1,175,036)

Cash and cash equivalents:
Beginning	11,644,449	11,008,660

Ending	$7,771,430	$9,833,624

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (except for the condensed consolidated statement of financial condition at June 30, 2007, which is derived from audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for the Company’s fiscal year ending June 30, 2008.

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

Earnings per share have been computed using the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Weighted average shares outstanding	1,050,804	1,050,804	1,050,804	1,050,804
Potentially dilutive effect of stock options	—	1,229	—	763

Weighted average shares outstanding, including potentially dilutive effect of stock options	1,050,804	1,052,033	1,050,804	1,051,567

Note 4. Dividends Declared

On December 21, 2007, the Board of Directors of the Company declared a dividend of $0.05 a share for stockholders of record as of January 4, 2008 and payable on January 18, 2008. The dividends declared were accrued and reported in accounts payable and other liabilities in the December 31, 2007 Condensed Consolidated Statement of Financial Condition. AsheCo, MHC, the mutual holding company, waived the receipt of dividends declared by the Company.

Note 5. Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, June 30, 2007	$10,546	$4,743,174	$10,601,674	$(286,717)	$(74,880)	$14,993,797

Transfer to redeemable common stock net of unearned ESOP shares	—	—	(29,878)	—	—	(29,878)
Cash dividend, $.10 per share	—	—	(51,259)	—	—	(51,259)
Net income	—	—	918,929	—	—	918,929
Unrealized holding gain arising during period, net of tax of $94,309	—	—	—	146,799	—	146,799

Balance, December 31, 2007	$10,546	$4,743,174	$11,439,466	$(139,918)	$(74,880)	$15,978,388

Note 6. Stock Options

The Company’s stockholders approved the Bank’s Stock Option Plan on December 8, 1997. The stock option plan provides for the issuance of up to 21,707 stock options to certain officers and directors in the form of incentive stock options or non-incentive stock options. No options have been granted since December 8, 1997.

At December 31, 2006, 13,604 options were granted at an exercise price of $18.50, of which 13,604 options were fully vested and exercisable. All outstanding options expired during the six months ended December 31, 2007.

Note 7. Subordinated Debt

The Company participated in a $5,000,000 subordinated debt floating rate security transaction on July 3, 2007. The subordinated debt has floating rate of LIBOR plus 1.72% and matures on September 6, 2017. The debt has been recorded as a liability in the Company’s consolidated financial statements. The Company infused the $5,000,000 proceeds into the Bank, where it was added to Tier 1 capital for regulatory reporting purposes.

Note 8. Impaired Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SAFS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”, requires that the Company establish specific allowance on impaired loans and disclosure of the Bank’s method of accounting for interest income on impaired loans. The Company considers all loans delinquent more than 90 days to be impaired and such loans amounted to $669,187 and $3,102,283 at December 31, 2007 and December 31, 2006, respectively. In addition, management determined that eight loans totaling $770,360 at December 31, 2007 that were not 90 days or more delinquent were impaired. Management performed an impairment analysis on the impaired loans and has determined that although these loans at December 31, 2007 are primarily collateral dependent, the underlying collateral value is less than the carrying value of the loans. As a result, the Company has determined that a specific allowance of $133,279 is required as of December 31, 2007. Management determined that a specific allowance of $220,000 was required as of December 31, 2006. The Company established reserves for uncollectible interest totaling $22,057 and $61,219 at December 31, 2007 and 2006, respectively.

The effect of not recognizing interest income on non accrual loans in accordance with the original terms totaled approximately $57,652 and $141,844 during the six months ended December 31, 2007 and 2006, respectively. Interest income actually recognized on a cash basis on impaired loans during the six months ended December 31, 2007 and 2006 was $1,080 and $28,710, respectively.

Note 9. Segment Reporting

The Company has additional reportable segments: AF Bank and AF Insurance Services, Inc. AF Bank is a federally chartered stock savings bank. The principal activities of the Bank consist of obtaining savings deposits and providing credit to customers in its primary market area. AF Insurance Services, Inc. provides insurance services. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three and six months ended December 31, 2007 and 2006 is as follows (dollars in thousands):

Note 9. Segment Reporting, continued

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended December 31, 2007

Interest income	$—	$4,336	$—	$(1)	$4,335
Interest expense	182	2,100	7	(1)	2,288

Net interest income	(182)	2,236	(7)	—	2,047
Provision for loan losses	—	134	—	—	134

Net interest income after provision	(182)	2,102	(7)	—	1,913
Non-interest income	—	505	683	(46)	1,142
Non-interest expense	14	2,019	595	(46)	2,582

Income (loss) before income taxes	(196)	588	81	—	473
Income taxes	(62)	155	32	—	125

Net income (loss)	$(134)	$433	$49	$—	$348

Assets	$350	$265,292	$2,243	$(767)	$267,118

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Three Months Ended December 31, 2006

Interest income	$—	$3,995	$—	$(1)	$3,994
Interest expense	93	1,959	11	(1)	2,062

Net interest income	(93)	2,036	(11)	—	1,932
Provision for loan losses	—	216	—	—	216

Net interest income after provision	(93)	1,820	(11)	—	1,716
Non-interest income	—	533	634	(42)	1,125
Non-interest expense	17	1,932	547	(42)	2,454

Income (loss) before income taxes	(110)	421	76	—	387
Income taxes	(35)	133	29	—	127

Net income (loss)	$(75)	$288	$47	$—	$260

Assets	$330	$246,248	$2,142	$(712)	$248,008

Note 9. Segment Reporting, continued

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Six Months Ended December 31, 2007

Interest income	$—	$8,505	$—	$(2)	$8,503
Interest expense	362	4,073	16	(2)	4,449

Net interest income	(362)	4,432	(16)	—	4,054
Provision for loan losses	—	278	—	—	278

Net interest income after provision	(362)	4,154	(16)	—	3,776
Non-interest income	—	1,147	1,392	(115)	2,424
Non-interest expense	23	3,769	1,198	(115)	4,875

Income (loss) before income taxes	(385)	1,532	178	—	1,325
Income taxes	(124)	460	70	—	406

Net income (loss)	$(261)	$1,072	$108	$—	$919

Assets	$350	$265,292	$2,243	$(767)	$267,118

	AF Financial Group	AF Bank	AF Insurance Services, Inc.	Inter- segment Elimination	Consolidated Totals
Six Months Ended December 31, 2006

Interest income	$—	$7,800	$—	$(2)	$7,798
Interest expense	600	3,586	23	(2)	4,207

Net interest income	(600)	4,214	(23)	—	3,591
Provision for loan losses	—	245	—	—	245

Net interest income after provision	(600)	3,969	(23)	—	3,346
Non-interest income	—	1,021	1,308	(97)	2,232
Non-interest expense	34	3,789	1,081	(97)	4,807

Income (loss) before income taxes	(634)	1,201	204	—	771
Income taxes	(202)	437	79	—	314

Net income (loss)	$(432)	$764	$125	$—	$457

Assets	$330	$246,248	$2,142	$(712)	$248,008

Note 10. Reclassifications

Certain amounts in the December 2007 financial statements have been reclassified to conform to the December 2006 presentation. The reclassification had no effect on net income or stockholders’ equity, as previously reported.

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

Another initiative that management and the board of directors believe is important is to reduce operating expenses whenever and wherever possible, which in turn will increase our shareholders’ return. One step we are taking to accomplish this is to offer to purchase all shares of our common stock held by our shareholders who own 99 or fewer shares as of the close of business on December 13, 2007 (the “Odd Lot Offer”).

In the Odd Lot Offering, we are offering to purchase these shares of common stock at $20.00 per share in cash. This price represents a $7.00 or 54% premium over the last share sales price of our common stock ($13.00) as reported on the OTC Bulletin Board on the last trade prior to the close of business on

December 13, 2007. In addition to the $20.00 per share price we are offering a $50.00 bonus for all properly executed tender offers received prior to the expiration date of February 15, 2008. We anticipate that the stock purchased will be included in treasury stock and all costs associated with the offer will added to treasury stock and not expensed.

The purpose of the Odd Lot Offer is to reduce the number of persons owning shares of our common stock. If, after completion of the Odd Lot Offer, we have fewer than 300 shareholders of record, as calculated under the rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”), the Board of Directors intends to deregister the Company’s common stock with the Securities and Exchange Commission (“SEC”) and become a private company. One result of the Company “going private” would be that we would no longer have to file periodic reports with the SEC, as required under the Exchange Act, including, among other reports, annual reports on Forms 10-KSB and quarterly reports on Forms 10-QSB. In addition, we would not be subject to the SEC’s proxy rules. The Board of Directors estimates that this could result in a significant cost savings to the Company and allow management to focus on its regular business activities. If the Odd Lot Offer is unsuccessful in lowing the number of shareholders to fewer than 300, the Board may consider another type transaction to achieve the Company’s goal of “going private”.

Our operating results are primarily dependent upon net interest income, fees and charges and insurance commissions. Net interest income is the difference between interest earned on loans and investments and the interest paid on savings deposits and our borrowings. Our primary interest-earning asset is our loan portfolio representing 80.5% of total assets. Our net interest income is affected by changes in economic conditions that influence market interest rates and to a large extent by monetary actions by the Federal Reserve. We have reduced the exposure to rising rates by limiting the term or the time to reprice the loans that we retain in our portfolio. At December 31, 2007, we had approximately $65.8 million in loans priced at prime or a margin thereto which provides for adjusting rates immediately when market rates change. In a rising rate environment, our ability to make immediate rate adjustments on our loans priced at prime and our ability to move our deposit mix to less interest rate sensitive products allows us to increase our net interest margin. However, we believe that the stabilization of interest rates by the Federal Reserve will have a more positive impact on our net income than continued rate adjustments.

Net income for the three-month period ended December 31, 2007 increased $87,930 to $347,925 compared to net income of $259,995 during the same period in 2006. Net income for the six-month period ended December 31, 2007 increased $461,233 to $918,929 for the six months ended December 31, 2007 compared to net income of $457,696 for the six months ended December 31, 2006. The increase in net income during the three-month period was primarily attributable to an increase in net interest income and a decrease in provision for loan losses partially offset by an increase in noninterest expense. The increase in net income during the six-month period was primarily attributable to an increase in net interest income, a decrease in the early redemption penalty on trust preferred capital securities and the gain on sale of REO partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

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

Mortgage Servicing Assets

Mortgage servicing assets represent the present value of the future net servicing fees from servicing mortgage loans sold to the secondary market. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of mortgage servicing assets, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace that influence the speed of mortgage loan prepayments. During periods of declining interest rates, the value of mortgage servicing assets generally declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. We amortize mortgage servicing assets over the estimated period that servicing income is expected to be received based on estimates of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections. The servicing assets are assessed for impairment quarterly based on their fair value. The Company recognized no impairment during the six months ended December 31, 2007.

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

Comparison of Financial Condition at December 31, 2007 and June 30, 2007:

Total assets increased by $21.8 million, or 8.9%, to $267.1 million at December 31, 2007 from $245.3 million at June 30, 2007. The increase in assets was primarily the result of an increase of $20.1 million, or 10.4%, in net loans and an increase of $6.5 million, or 37.4%, in securities available for sale.

Securities available for sale increased $6.5 million, or 37.4%, to $23.8 million at December 31, 2007 from $17.4 million at June 30, 2007. This increase was due to the purchase of investments totaling $7.1 million and a $241,108 increase in market value partially offset by the maturity of $800,000 of securities available for sale and $102,283 proceeds received from principal payments on mortgage backed securities. The investments purchased were investment grade municipal bonds. The municipal bonds are general obligation bonds and the interest income is exempt for federal income taxes. Management decided to purchase the municipal bonds due to the interest rate spread available on the bonds versus the current and predicted cost of funds. At December 31, 2007, our investment portfolio had $229,807 in net unrealized losses as compared to net unrealized losses of $470,915 at June 30, 2007.

Net loans increased $20.2 million, or 10.4%, to $213.4 million at December 31, 2007 from $193.2 million at June 30, 2007. The increase in net loans receivable is primarily due to the increase in mortgage loans during the three months ended December 31, 2007. Mortgage loans increased $16.5 million from $157.3 million at June 30, 2007 to $173.8 million at December 31, 2007. As part of our interest rate risk management strategy we do not keep long term fixed rate loans in our portfolio. The mortgage loans that we keep are primarily loans that permit us to re-price the loan at an interval of ten years or less. The increase in mortgage loans is the result of expanding relationships with existing customers and the strong second home market in the areas in which we operate.

The following table sets forth the composition of our mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

	At December 31, 2007		At June 30, 2007
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Mortgage loans:
One-to four-family	$104,627	49.04%	$93,771	48.54%
Multi-family	3,300	1.55%	3,279	1.70%
Non-residential	21,619	10.13%	25,233	13.06%
Land	28,031	13.14%	21,779	11.27%
Construction	16,259	7.62%	13,190	6.83%

Total mortgage loans	$173,836	81.48%	$157,252	81.40%

Other loans:
Commercial	$30,833	14.45%	$26,848	13.90%
Consumer loans	10,656	4.99%	10,993	5.69%

Total other loans	$41,489	19.44%	$37,841	19.59%

Gross loans	$215,325	100.92%	$195,093	100.99%

Less:
Unearned discounts and net deferred loan fees	$319	0.15%	$263	0.14%
Allowance for loan losses	1,654	0.77%	1,642	0.85%

	1,973	0.92%	1,905	0.99%

Loans, net	$213,352	100.00%	$193,188	100.00%

Real estate owned decreased by $616,611 to $1.6 million at December 31, 2007. The decrease is primarily the result of the Bank selling a commercial property held as real estate owed during the six months ended December 31, 2007, resulting in a gain of $288,989. This decrease was partially offset by the addition of two properties with a total value of $292,000. These two properties were added to real estate owned as a result of foreclosure proceedings. The remaining real estate owned represents property from one lending relationship. The loans are recorded in real estate owned at the quick sale appraised value as of December 31, 2007.

Savings deposits decreased by $1.8 million, or 0.9%, from $200.5 million at June 30, 2007 to $198.6 million at December 31, 2007. We believe that the decrease in deposits is attributable to normal fluctuations in our commercial checking accounts.

Short-term borrowings increased $13.0 million to $13.5 million at December 31, 2007 from $531,111 at June 30, 2007. Long-term borrowings increased $9.9 million, or 37.4%, to $36.3 million at December 31, 2007 from $26.4 million at June 30, 2007. The increase in short-term borrowings was due to the Company obtaining short term FHLB advances to fund the $20.2 million increase in net loans and to offset the $1.8 million decrease in savings deposits. The increase in long-term borrowings is the result of the subordinated debt issue that the Company participated in during the six months ended December 31, 2007 and additional FHLB advances. The proceeds from the subordinated debt issuance were infused into the Bank where it was added to Tier 1 capital for regulatory reporting purposes.

The Bank’s level of non-performing loans, defined as loans past due 90 days or more and impaired loans, decreased to $1,439,547, or 0.54% of total assets, at December 31, 2007 compared to $3,102,283, or 1.3% of total assets, at December 31, 2006. The decrease in the level of non-performing loans is primarily due to one nonresidential mortgage lending relationship that was over 90 days delinquent as of December 31, 2006 that was moved to real estate owned during the quarter ended March 31, 2007. The Bank recognized total charge-

offs of $270,459 during the three months ended December 31, 2007 compared to total charge-offs of $40,887 during the three months ended December 31, 2006. Total recoveries decreased to $4,803 for the six months ended December 31, 2007 from $16,587 for the six months ended December 31, 2006. The Bank recognized net charge-offs of approximately $265,656 during the six months ended December 31, 2007 compared to net charge-offs of $24,300 for the six months ended December 31, 2006.

The ALL to total non-performing assets totaled 54.23% at December 31, 2007 compared to 48.82% at June 30, 2007. The ALL to total non-performing loans totaled 114.89% at December 31, 2007 compared to 142.83% at June 30, 2007. The decrease in the ALL to total non-performing loan percentages was primarily attributable to an increase in non-performing loans during the six months ended December 31, 2007 partially offset by a decrease in real estate owned during the same time period. Non-performing loans totaled $1,156,240 at June 30, 2007 compared to $1,439,547 at December 31, 2007. Real estate owned totaled $1,610,000 at December 31, 2007 compared to $2,226,611 million at June 30, 2007. Due to the change in the mix of loans and based upon a detailed analysis of the overall quality of our loan portfolio, we made a $278,000 provision to the ALL during the six-month period ended December 31, 2007. The ALL to total loans totaled 0.77% at December 31, 2007 and 0.85% at June 30, 2007.

The following table sets forth activity in the Bank’s ALL at or for the dates indicated.

	For the Six Months Ended December 31, 2007	For the Six Months Ended December 31, 2006
	(Dollars in thousands)
Balance at beginning of year	$1,642	$1,568
Provision for loan losses	278	245

Charge-offs:
One- to four-family residential	(40)	(4)
Multi-family residential	—	—
Non-residential and land	—	—
Construction	(55)	—
Commercial	(125)	—
Consumer loans	(51)	(37)

Total charge-offs	(271)	(41)

Recoveries:
One- to four-family residential	—	6
Multi-family residential	—	—
Non-residential and land	—	—
Construction	—	—
Commercial	3	—
Consumer loans	2	10

Total recoveries	5	16

Balance at end of period	$1,654	$1,788

	At December 31, 2007	At June 30, 2007
Total loans outstanding	$215,325	$195,093

Allowance for loan losses	$1,654	$1,642

Allowance for loan losses to total loans at end of period	0.77%	0.85%

Allowance for loan losses to total non-performing assets at end of period	54.23%	48.82%

Allowance for loan losses to total non-performing loans at end of period	114.89%	142.83%

Comparison of Operating Results for the Three and Six Months Ended December 31, 2007 and 2006:

Net income for the three-month period ended December 31, 2007 increased $87,930 to $347,925 compared to net income of $259,995 during the same period in 2006. Net income for the six-month period ended December 31, 2007 increased $461,233 to $918,929 for the six months ended December 31, 2007 compared to net income of $457,696 for the six months ended December 31, 2006. The increase in net income during the three-month period was primarily attributable to an increase in net interest income and a decrease in provision for loan losses partially offset by an increase in noninterest expense. The increase in net income during the six-month period was primarily attributable to an increase in net interest income, a decrease in the early redemption penalty on trust preferred capital securities and the gain on sale of REO partially offset by an increase in the provision for loan losses and an increase in noninterest expense.

Interest Income. Interest income increased by $340,787, or 8.5%, from $3,994,284 for the three-month period ended December 31, 2006 to $4,335,071 for the three-month period ended December 31, 2007. Interest income increased by $705,816, or 9.1%, from $7,797,640 for the six-month period ended December 31, 2006 to $8,503,456 for the six-month period ended December 31, 2007. Interest income from loans increased $272,375, or 7.3%, from $3,724,496 for the three-month period ended December 31, 2006 to $3,996,871 for the three-month period ended December 31, 2007. Interest income from loans increased $472,233, or 6.4%, from $7,405,675 for the six-month period ended December 31, 2006 to $7,877,908 for the six-month period ended December 31, 2007. The increases in interest income from loans for the three and six month periods were attributable to an increase in the outstanding loan balances. Total loans increased $15.1 million from $200.2 million at December 31, 2006 to $215.3 million at December 31, 2007.

Interest income from investment securities increased $78,757, or 34.4%, from $229,136 for the three-month period ended December 31, 2006 to $307,893 for the three-month period ended December 31, 2007. Interest income from investment securities increased $225,319, or 71.7%, from $314,457 for the six-month period ended December 31, 2006 to $539,776 for the six-month period ended December 31, 2007. The increases in interest income from investment securities for the three and six month periods were attributable to the purchase of $7.1 million of mutual bonds during the six month period ended December 31, 2007.

Interest Expense. Interest expense increased by $226,042, or 11.0%, to $2,288,179 for the three-month period ended December 31, 2007 from $2,062,137 for the three months ended December 31, 2006. Interest expense increased by $242,196, or 5.8%, to $4,449,503 for the six-month period ended December 31, 2007 from $4,207,307 for the six-month period ended December 31, 2007. The increase in interest expense for the three-month period ended December 31, 2007 is primarily due to an increase in interest expense on savings deposits. The increase in interest expense for the six-month period ended December 31, 2007 is primarily due to an increase in interest expense on savings deposits partially offset by the $384,375 decrease in early redemption penalty on trust preferred capital securities.

Interest expense on savings deposits increased $171,707, or 11.4%, from $1,506,946 for the three months ended December 31, 2006 to $1,678,653 for the three months ended December 31, 2007. Interest expense on savings deposits increased $582,301 from $2,762,577 for the six months ended December 31, 2006 to $3,344,878 for the six months ended December 31, 2007. The increase was primarily attributable to an increase of the weighted average rate paid on deposits. The weighted average rate paid on savings deposits increased .11% from 3.22% at December 31, 2006 to 3.33% at December 31, 2007.

During the six-month period ended December 31, 2006, the Company paid off a $5.0 million 10.25% fixed-rate trust preferred capital securities issuance and paid a $384,375 early redemption penalty. This penalty was expensed during the six months ended December 31, 2006. We did not have a similar expense during the six months ended December 31, 2007.

Net Interest Income. Net interest income increased by $114,745, or 5.9%, from $1,932,147 for the three- month period ended December 31, 2006 to $2,046,892 for the three-month period ended December 31, 2007. Net interest income increased by $463,620, or 12.9%, from $3,590,333 for the six-month period ended December 31, 2006 to $4,053,953 for the six-month period ended December 31, 2007. The increases in net interest income during the three and six month periods ended December 31, 2007 is the result of the increase in outstanding loan balances and the reduction of the early redemption penalty on trust preferred capital securities partially offset by an increase in interest expense. We do not believe that there has been a material change in interest rate risk from the end of our most recent fiscal year.

Provision for Loan Losses. The provision for loan losses charged to earnings is an amount sufficient to bring the allowance for loan losses to an estimated balance considered adequate to absorb probable losses on existing loans that may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. The allowance for loan losses changes from period to period as a result of a number of factors, including: changes in the mix of types of loans; changes in credit grades within the portfolio, which arise from a deterioration or an improvement in the performance of the borrower; changes in the historical loss percentages and delinquency trends; current charge-offs and recoveries; and changes in the amounts of loans outstanding. The net change in all of the components results in the provision for loan losses. We had no significant changes in any of the factors mentioned above during the six months ended December 31, 2007.

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

We made a $134,000 provision to the ALL during the three-month period ended December 31, 2007, compared to a provision for loan losses of $216,000 made during the three-month period ended December 31, 2006. We made a $278,000 provision to the ALL during the six-month period ended December 31, 2007, compared to a provision for loan losses of $244,500 made during the six-month period ended December 31, 2006. During the six-month period ended December 31, 2007, we had net charge-offs of $265,656. We made additional provisions to the ALL during the three and six month periods ended December 31, 2007 based upon an analysis of the quality of our loan portfolio. Future loan loss provision requirements are uncertain. At December 31, 2007, our level of ALL amounted to $1,653,849, or 0.77% of total loans, as compared to $1,641,506 of ALL, or 0.85% of total loans at June 30, 2007, which we believe is adequate to absorb any probable losses inherent in our loan portfolio. The decrease in the percentage of ALL to total loans during the period is primarily due to an increase of net charge-offs and an increase in net loans.

Noninterest Income. Noninterest income increased by $16,952, or 1.5%, from $1,125,172 for the three- month period ended December 31, 2006 to $1,142,124 for the three months ended December 31, 2007. Noninterest income increased by $191,366, or 8.6%, from $2,232,196 for the six-month period ended December 31, 2006 to $2,423,562 for the six months ended December 31, 2007. The increases in noninterest income during the three and six month periods ended December 31, 2007 were primarily attributable to increases in insurance commission income. The increase in commission income from insurance is due to increases in sales volume.

Non-Interest Expense. Non-interest expense increased by $128,320, or 5.2%, from $2,454,143 for the three months ended December 31, 2006 to $2,582,463 for the three months ended December 31, 2007. The increases in non-interest expense for the three-month period ended December 31, 2007 is primarily attributable to an increase in compensation and employee benefits. Non-interest expense increased by $68,258, or 1.4%, from $4,806,638 for the six months ended December 31, 2006 to $4,874,896 for the six months ended December 31, 2007. The increases in non-interest expense for the six-month period ended December 31, 2007 is primarily attributable to an increase in compensation and employee benefits partially offset by a gain on sale of REO. The increase in the gain on sale of REO is due to a gain of $288,989 recognized on the sale of one commercial property that was sold during the six months ended December 31, 2007. Compensation and employee benefits increased $154,830, or 10.6%, from $1,463,007 for the three months ended December 31, 2006 to $1,617,837 for the three months ended December 31, 2007. Compensation and employee benefits increased $342,521, or 11.8%, from $2,908,146 for the six months ended December 31, 2006 to $3,250,667 for the six months ended December 31, 2007. Compensation and employee benefits increased during the three and six month period ended December 31, 2007 primarily due to the compensation paid to commissioned noninsured investment and insurance salespeople. As commission income increases, compensation and employee benefits will also increase due to the commission pay structure of our insurance and investment salespeople.

Income Taxes. Income taxes resulted from applying normal, expected tax rates on income earned during the three and six months ended December 30, 2007 and 2006. The income tax expense was $124,628 for the three months ended December 31, 2007 compared to the income tax expense of $127,181 for the three months ended December 31, 2006. The income tax expense was $405,690 for the six months ended December 31, 2007 compared to the income tax expense of $313,695 for the six months ended December 31, 2006. The effective tax rate for the three and six month periods ended December 31, 2007 and 2006 were lower than the effective tax rate for the three and six month periods ended December 31, 2006 due to the purchase of $7.1 million in municipal bonds during the six month period ended December 31, 2007. The municipal bonds are general obligation bonds and the interest income is exempt from federal income taxes thus reducing the overall effective tax rate.

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

Liquidity management is both a daily and long-term function of management. If we require funds beyond our ability to generate them internally, we believe we could borrow additional funds from the FHLB and use the wholesale deposit markets. At December 31, 2007, we had borrowings of $39.0 million from the FHLB with $13.0 million included in short-term borrowings and $26.0 million included in long-term borrowings. The Bank also maintains borrowing agreements with the FRB of Richmond, Virginia.

The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit scheduled to mature in less than one year totaled $115.3 million at December 31, 2007. Based upon historical experience, we believe that a significant portion of such deposits will remain with the Bank.

As of December 31, 2007, cash and cash equivalents, a significant source of liquidity, totaled $7.8 million. The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Given our level of liquidity and our ability to borrow from the FHLB, we believe that we will have sufficient funds available to meet anticipated future loan commitments, unexpected deposit withdrawals, and other cash requirements. We do not anticipate any financial or insurance acquisitions at this time.

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

New Accounting Pronouncements:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We adopted SFAS No. 156 during the six months ended December 31, 2007 and SFAS No. 156 did not have a material impact on our financial position, results of operations and cash flows.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 addresses the recognition and measurement of certain tax positions taken in the financial statements of a business enterprise. It also includes certain financial statement disclosures around uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 during the six months ended December 31, 2007. FIN 48 did not have a material impact on our financial statements.

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

The Company held its Annual Meeting of Shareholders (“Meeting”) on November 5, 2007. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.	Election of four candidates to the Board of Directors, each to serve for a term of three years.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-Votes
Karen P. Powell	929,228	500	121,076
Jimmy D. Reeves	928,728	1,000	121,076
Jerry L. Roten	929,178	550	121,076
Michael M. Sherman	929,228	500	121,076

The following six directors were not up for reelection; however, they remain on the board to serve their existing term: Wayne R. Burgess, Jan R. Caddell, Kenneth R. Greene, Claudia L. Kelley, Donald R. Moore and Robert E. Washburn.

2.	Ratification of the appointment of Dixon Hughes PLLC as independent auditors for fiscal year ending June 30, 2008.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstained	Broker Non-Votes
898,278	—	—	152,526

Item 6.	Exhibits

Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1997 by and among Ashe Federal Bank, AF Bankshares, Inc. and Ashe Interim Savings Bank (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8- A, as filed with the SEC on June 16, 1998 (the “Form 8-A”)).

3.1	Federal Stock Charter of the Company (Incorporated by reference to Exhibit 3.1 of the Form 8-A).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Form 8- A).

4.1	Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4.3 of the Form 8-A).

10.1	Employee Stock Ownership Plan of Ashe Federal Bank (Incorporated by reference to Exhibit 10.4 of the 1998 Form 10-KSB).

10.2	Amendment No. 1 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.5 of the 2003 Form 10-KSB).

10.3	Amendment No. 2 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.6 of the 2003 Form 10-KSB).

10.4	Amendment No. 3 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.5	Amendment No. 4 to the Employee Stock Ownership Plan of AF Bank (Incorporated by reference to Exhibit 10.7 of the 2003 Form 10-KSB).

10.6	Salary Continuation Agreement between AF Bankshares, Inc. and Melanie Paisley Miller dated April 15, 2002 (Incorporated by reference to Exhibit 10.10 of the 2003 Form 10-KSB).

10.7	Amended and Restated Retirement Plan for Board Members of AF Bank (Incorporated by reference to Exhibit 10 of the Form 8-K filed with the SEC on October 26, 2005).

11.0	See Note 1 to the Consolidated Financial Statements included in the 2007 Form 10-KSB.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF Financial Group

Dated: February 13, 2008	By:	/s/ Melanie P. Miller
Melanie P. Miller
Chief Financial Officer, Executive Vice President, Secretary, Treasurer